Form 10-Q
period 2010-06-30
Silverhill Management Services Inc
filed 2010-10-14
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

OR

     . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934 For the transition period from __________ to ___________

Commission File Number 333-161052

SILVERHILL MANAGEMENT SERVICES, INC.

(Name of small business issuer in its charter)

Delaware	26-2274999
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

Ms. Emily Lussier

21 Merrimac Way, Unit B

Tyngsboro, MA 01879

(Address of Principal Executive Offices)

978-697-1180

(Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,212,000 shares of common stock, par value $.0001 per share, as of October 14, 2010.

Transitional Small Business Disclosure Format (Check one). Yes      . No  X .

SILVERHILL MANAGEMENT SERVICES, INC.

FORM 10-Q

June 30, 2010

INDEX

PART I-- FINANCIAL INFORMATION

Item 1.	Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Control and Procedures	16

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		18

Silverhill Management Services, Inc.

(A Development Stage Company)

June 30, 2010 and 2009

Index to Financial Statements

Contents	Page(s)

Balance Sheets at June 30, 2010 (Unaudited) and December 31, 2009	4

Statements of Operations for the Three Months Ended June 30, 2010 and 2009 (Unaudited)	5

Statements of Operations for the Six Months Ended June 30, 2010 and 2009 and for the Period from March 25, 2008 (Inception) through June 30, 2010 (Unaudited)	6

Statement of Stockholders’ Deficit for the Period from March 25, 2008 (Inception) through June 30, 2010 (Unaudited)	7

Statements of Cash Flows for the Six Months Ended June 30, 2010 and 2009 and for the Period from March 25, 2008 (Inception) through June 30, 2010 (Unaudited)	8

Notes to the Interim Financial Statements (Unaudited)	9

SILVERHILL MANAGEMENT SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

 BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$280	$280

Total Current Assets	280	280

Total Assets	$280	$280

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$20,336	$14,091

Total Current Liabilities	20,336	14,091

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 50,000,000 shares authorized,
4,212,000 shares issued and outstanding	421	421
Additional paid-in capital	69,975	62,975
Deficit accumulated during the development stage	(90,452)	(77,207)

Total Stockholders' Deficit	(20,056)	(13,811)

Total Liabilities and Stockholders' Deficit	$280	$280

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	ended	ended
	June 30, 2010	June 30, 2009
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$5,700	$-

Total operating expenses	5,700	-

LOSS BEFORE INCOME TAXES	(5,700)	-

INCOME TAXES	-	-

NET LOSS	$(5,700)	$-

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$-

Weighted Common Shares Outstanding -
basic and diluted	4,212,000	4,169,011

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

 STATEMENTS OF OPERATIONS

	For the	For the	For the Period from
	Six Months	Six Months	March 25, 2008
	ended	ended	(Inception) through
	June 30, 2010	June 30, 2009	June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$13,245	$5,000	$81,886
General and administrative expenses	-	1,542	8,566

Total operating expenses	13,245	6,542	90,452

LOSS BEFORE INCOME TAXES	(13,245)	(6,542)	(90,452)

INCOME TAXES	-	-	-

NET LOSS	$(13,245)	$(6,542)	$(90,452)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -
basic and diluted	4,212,000	4,163,735

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.

 (A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period from March 25, 2008 (Inception) through June 30, 2010

(Unaudited)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Deficit accumulated During the Development Stage	Total Stockholders' Deficit
	Number of Shares	Amount

Balance, March 25, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.0001 per share upon formation of the Company	3,960,000	396	-	-	396

Issuance of common stock for cash at $0.25 per share on May 7, 2008	4,000	1	999	-	1,000

Issuance of common stock for cash at $0.25 per share between July 15, 2008 and September 25, 2008	92,000	9	22,991	-	23,000

Issuance of common stock for cash at $0.25 per share between October 3, 2008 and December 15, 2008	80,000	8	19,992	-	20,000

Net loss	-	-	-	(48,563)	(48,563)

Balance, December 31, 2008	4,136,000	414	43,982	(48,563)	(4,167)

Issuance of common stock for cash at $0.25 per share between January 12, 2009 and January 27, 2009	28,000	3	6,997	-	7,000

Issuance of common stock for cash at $0.25 per share between May 29, 2009 and June 18, 2009	24,000	2	5,998	-	6,000

Issuance of common stock for cash at $0.25 per share on July 2, 2009	24,000	2	5,998	-	6,000

Net loss	-	-	-	(28,644)	(28,644)

Balance, December 31, 2009	4,212,000	421	62,975	(77,207)	(13,811)

Contributed capital	-	-	7,000	-	7,000

Net loss	-	-	-	(13,245)	(13,245)

Balance, June 30, 2010	4,212,000	$421	$69,975	$(90,452)	$(20,056)

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Six Months ended June 30, 2010	For the Six Months ended June 30, 2009	For the Period from March 25, 2008 (Inception) through June 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,245)	$(6,542)	$(90,452)

Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities:
Accrued expenses	6,245	(5,800)	20,336

NET CASH USED IN OPERATING ACTIVITIES	(7,000)	(12,342)	(70,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	13,000	63,396
Contribution to capital	7,000	-	7,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,000	13,000	70,396

NET CHANGE IN CASH	-	658	280

Cash at beginning of period	280	5,433	-

Cash at end of period	$280	$6,091	$280

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

 Silverhill Management Services, Inc.

(A Development Stage Company)

June 30, 2010 and 2009

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Silverhill Management Services, Inc. (a development stage company) (“Silverhill” or the “Company”) was incorporated on March 25, 2008 under the laws of the State of Delaware. A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace. The Company plans to offer business support services to proprietors, entrepreneurs, and small business owners.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring journal entries) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full year. These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the information filed as part of the Company’s Registration Statement on Form S-1, which was declared effective on August 5, 2010.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended June 30, 2010 or 2009.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned. The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement. Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of June 30, 2010 or 2009.

Commitments and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements were issued. Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-01 “Equity Topic 505 – Accounting for Distributions to Shareholders with Components of Stock and Cash”, which clarify that the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a potential limitation on the total amount of cash that all shareholders can elect to receive in the aggregate is considered a share issuance that is reflected in EPS prospectively and is not a stock dividend for purposes of applying Topics 505 and 260 (Equity and Earnings Per Share (“EPS”)). Those distributions should be accounted for and included in EPS calculations in accordance with paragraphs 480-10-25-14 and 260-10-45-45 through 45-47 of the FASB Accounting Standards codification. The amendments in this Update also provide a technical correction to the Accounting Standards Codification. The correction moves guidance that was previously included in the Overview and Background Section to the definition of a stock dividend in the Master Glossary. That guidance indicates that a stock dividend takes nothing from the property of the corporation and adds nothing to the interests of the stockholders. It also indicates that the proportional interest of each shareholder remains the same, and is a key factor to consider in determining whether a distribution is a stock dividend. The amendments in this Update are effective for interim and annual periods ending on or after December 15, 2009, and should be applied on a retrospective basis.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-02 “Consolidation Topic 810 – Accounting and Reporting for Decreases in Ownership of a Subsidiary – a Scope Clarification”, which provides amendments to Subtopic 810-10 and related guidance within U.S. GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to the following:

1.

A subsidiary or group of assets that is a business or nonprofit activity

2.

A subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture

3.

An exchange of a group of assets that constitutes a business or nonprofit activity for a noncontrolling interest in an entity (including an equity method investee or joint venture).

The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the following transactions even if they involve businesses:

1.

Sales of in substance real estate. Entities should apply the sale of real estate guidance in Subtopics 360-20 (Property, Plant, and Equipment) and 976-605 (Retail/Land) to such transactions.

2.

Conveyances of oil and gas mineral rights. Entities should apply the mineral property conveyance and related transactions guidance in Subtopic 932-360 (Oil and Gas-Property, Plant, and Equipment) to such transactions.

If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. The amendments in this Update are effective beginning in the first interim or annual reporting period ending on or after December 15, 2009.

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that require new disclosures as follows:

1.

Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.

2.

Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements (that is, on a gross basis rather than as one net number).

This Update provides amendments to Subtopic 820-10 that clarify existing disclosures as follows:

1.

Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities.

2.

Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

This Update also includes conforming amendments to the guidance on employers' disclosures about postretirement benefit plan assets (Subtopic 715-20). The conforming amendments to Subtopic 715-20 change the terminology from major categories of assets to classes of assets and provide a cross reference to the guidance in Subtopic 820-10 on how to determine appropriate classes to present fair value disclosures. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

In February 2010, the FASB issued the FASB Accounting Standards Update No. 2010-09 “Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements”, which provides amendments to Subtopic 855-10 as follows:

1.

An entity that either (a) is an SEC filer or(b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, then it should evaluate subsequent events through the date the financial statements are available to be issued.

2.

An entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This change alleviates potential conflicts between Subtopic 855-10 and the SEC's requirements.

3.

The scope of the reissuance disclosure requirements is refined to include revised financial statements only. The term revised financial statements is added to the glossary of Topic 855. Revised financial statements include financial statements revised either as a result of correction of an error or retrospective application of U.S. generally accepted accounting principles.

All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

In April 2010, the FASB issued the FASB Accounting Standards Update No. 2010-17 “Revenue Recognition — Milestone Method (Topic 605) Milestone Method of Revenue Recognition”, which provides guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. A vendor can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive.

Determining whether a milestone is substantive is a matter of judgment made at the inception of the arrangement. The following criteria must be met for a milestone to be considered substantive. The consideration earned by achieving the milestone should:

1.

Be commensurate with either of the following:

a.

The vendor's performance to achieve the milestone

b.

The enhancement of the value of the item delivered as a result of a specific outcome resulting from the vendor's performance to achieve the milestone

2.

Relate solely to past performance

3.

Be reasonable relative to all deliverables and payment terms in the arrangement.

A milestone should be considered substantive in its entirety. An individual milestone may not be bifurcated. An arrangement may include more than one milestone, and each milestone should be evaluated separately to determine whether the milestone is substantive. Accordingly, an arrangement may contain both substantive and nonsubstantive milestones.

A vendor's decision to use the milestone method of revenue recognition for transactions within the scope of the amendments in this Update is a policy election. Other proportional revenue recognition methods also may be applied as long as the application of those other methods does not result in the recognition of consideration in its entirety in the period the milestone is achieved.

A vendor that is affected by the amendments in this Update is required to provide all of the following disclosures:

1.

A description of the overall arrangement

2.

A description of each milestone and related contingent consideration

3.

A determination of whether each milestone is considered substantive

4.

The factors that the entity considered in determining whether the milestone or milestones are substantive

5.

The amount of consideration recognized during the period for the milestone or milestones.

The amendments in this Update are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. If a vendor elects early adoption and the period of adoption is not the beginning of the entity's fiscal year, the entity should apply the amendments retrospectively from the beginning of the year of adoption. Additionally, a vendor electing early adoption should disclose the following information at a minimum for all previously reported interim periods in the fiscal year of adoption:

1.

Revenue

2.

Income before income taxes

3.

Net income

4.

Earnings per share

5.

The effect of the change for the captions presented.

A vendor may elect, but is not required, to adopt the amendments in this Update retrospectively for all prior periods.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $90,452 at June 30, 2010 with a net loss of $13,245 and net cash used in operating activities of $7,000 for the interim period then ended, with no revenues earned since inception.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be sufficient enough to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to implement its business plan and generate revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office space from its majority stockholder and Chief Executive Officer

The Company has been provided office space by its stockholder and Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 5 – STOCKHOLDERS’ DEFICIT

Common stock

The Company was incorporated on March 25, 2008 at which time 3,960,000 shares of common stock were issued to the Company’s founders at $0.0001 per share for $396.

On May 7, 2008, the Company sold 4,000 shares of its common stock in a private placement at $0.25 per share to one (1) individual for $1,000.

For the period from July 15, 2008 through September 25, 2008, the Company sold 92,000 shares of its common stock in a private placement at $0.25 per share to sixteen (16) individuals for $23,000.

For the period from October 3, 2008 through December 15, 2008, the Company sold 80,000 shares of its common stock in a private placement at $0.25 per share to fifteen (15) individuals for $20,000.

For the period from January 12, 2009 through January 27, 2009, the Company sold 28,000 shares of its common stock at $0.25 per share to seven (7) individuals for $7,000.

For the period from May 29, 2009 through June 18, 2009, the Company sold 24,000 shares of its common stock at $0.25 per share to five (5) individuals for $6,000.

On July 2, 2009, the Company sold 24,000 shares of its common stock at $0.25 per share to three (3) individuals for $6,000.

Additional paid-in capital

During the interim period ended June 30, 2010, the majority stockholder of the Company paid professional fees on behalf of the Company aggregating $7,000. Such payment has been shown as a contribution to capital and included in additional paid-in capital.

NOTE 6 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

Item 2 – Management’s Discussion and Analysis or Plan of Operation of Financial Condition and Results of Operations

References to “Company”, “we” or “us” refer to Silverhill Management Services, Inc., unless the context requires otherwise.

MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Factors That May Affect Future Results and Financial Condition.”

OVERVIEW

We are in a developmental stage. Implementing our planned business operation is dependent on our ability to raise between $500,000 and $2,500,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountants and the like.

Our plan is to utilize such capital we raise as follows:

	If a Net of $500,000 is Raised	If a Net of $2,500,000 is Raised

Renting and Furnishing Offices	$100,000	$250,000

Equipment	$80,000	$300,000

Officer Salaries	$100,000	$350,000

Marketing Expense	$120,000	$850,000

Working Capital	$100,000	$750,000

The foregoing are estimates only and any funds may be reallocated based upon management’s evaluation of then existing conditions.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

GOING CONCERN

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. We have a history of losses that are likely to continue in the future. Our prior independent registered public accounting firm has included a footnote in their report in our audited financial statements for the year ended December 31, 2009 to the effect that our losses from operations and our negative cash flows from operations raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments that might be necessary should we be unable to continue as a going concern. If we were unable to continue as a going concern, our shareholders would be likely to realize less for our assets than they are currently carried on our books because they would be sold separate from any operating business. We may be required to cease operations which could result in our shareholders losing almost all of their investment.

Comparison of Periods, Year to Year

We were formed in March 2008 and were inactive during and the same period in prior year. As such, accordingly, we cannot make a year-to-year comparison of our results. We have not commenced our operations and have not generated any revenue at any time.

DESCRIPTION OF PROPERTY

We currently operate out of the residence of our CEO and president Emily Lussier and will not pay any rent to Ms. Lussier until such time as we generate cash flow from our fund raising activities or operations. When we receive additional funding and need space beyond our present facility, we believe that we will be able to find ample suitable space within our projected budget as set forth above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock. There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding to be available through the sale of equity. As of June 30, 2010, we had approximately $280 in cash on hand. We believe that cash on hand may not be adequate to satisfy our ongoing working capital needs. During Fiscal Year 2010, our primary objectives in managing liquidity and cash flows will be to keep the Company operating.

OFF BALANCE SHEET ARRANGEMENTS

None.

Forward-Looking Statements

Certain statements made in this Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. Our plans and objectives are based, in part, on assumptions involving judgments with respect to, among other things, future economic, competitive and market conditions, technological developments, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond our control.

Although we believe that our assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements included in this prospectus will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth in our Prospectus included in Registration Statement on Form S-1 No.: 333-161052 under the headings “Business,” “Risk Factors” and “Plan of Operations.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2010, our disclosure controls and procedures were ineffective at the reasonable assurance level due to the two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended June 30, 2010. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

(ii) We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures, and concluded that the control deficiency that resulted represented a material weakness.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). There has been no change in the Company's internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

The Company's management, comprised of two officers, does not expect that the Company's disclosure controls and procedures or the Company's internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was ineffective as of June 30, 2010.

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to the rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation performed that occurred during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act..

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports of Form 8-K

(a) Exhibits

Exhibit	Exhibit
Number	Description

3.1	Certificate of Incorporation – Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-161052.

3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-161052.

4.1	Specimen Stock Certificate – Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-161052.

21	Description of Subsidiaries. None

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive and Financial Officer.*

32.1	Section 1350 Certification by the Principal Executive and Financial Officer.*

* Filed herewith

(b) Reports of Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 14, 2010.

SILVERHILL MANAGEMENT SERVICES, INC.,

By: /s/ Emily Lussier

Name: Emily Lussier

Title: President and Chief Executive Officer

By: /s/ Robert Steele

Name: Robert Steele

Title: Chief Financial Officer and Chief

Accounting Officer