Form 10-Q
period 2010-09-30
Silverhill Management Services Inc
filed 2010-10-25
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

 X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,212,000 shares of common stock, par value $.0001 per share, as of October 25, 2010.

Transitional Small Business Disclosure Format (Check one). Yes      . No  X .

SILVERHILL MANAGEMENT SERVICES, INC.

FORM 10-Q

September 30, 2010

INDEX

PART I -- FINANCIAL INFORMATION

Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition	15
Item 3	Quantitative and Qualitative Disclosures About Market Risk	16
Item 4.	Control and Procedures	16

PART II -- OTHER INFORMATION

Item 1	Legal Proceedings	17
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18

SIGNATURES		19

Silverhill Management Services, Inc.

(A Development Stage Company)

September 30, 2010 and 2009

Index to Financial Statements

Contents	Page(s)
Balance Sheets at September 30, 2010 (Unaudited) and December 31, 2009	4

Statements of Operations for the Three Months Ended September 30, 2010 and 2009 (Unaudited)	5

Statements of Operations for the Nine Months Ended September 30, 2010 and 2009 and for the Period from March 25, 2008 (Inception) through September 30, 2010 (Unaudited)	6

Statement of Stockholders’ Deficit for the Period from March 25, 2008 (Inception) through September 30, 2010 (Unaudited)	7

Statements of Cash Flows for the Nine Months Ended September 30, 2010 and 2009 and for the Period from March 25, 2008 (Inception) through September 30, 2010 (Unaudited)	8

Notes to the Financial Statements (Unaudited)	9

SILVERHILL MANAGEMENT SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$254	$280

Total Current Assets	254	280

Total Assets	$254	$280

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$23,745	$14,091

Total Current Liabilities	23,745	14,091

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 50,000,000 shares authorized,
4,212,000 shares issued and outstanding	421	421
Additional paid-in capital	74,975	62,975
Deficit accumulated during the development stage	(98,887)	(77,207)

Total Stockholders' Deficit	(23,491)	(13,811)

Total Liabilities and Stockholders' Deficit	$254	$280

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	ended	ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$7,409	$15,500
Officer compensation	1,000	-
General and administrative expenses	26	661

Total operating expenses	8,435	16,161

LOSS BEFORE INCOME TAXES	(8,435)	(16,161)

INCOME TAXES	-	-

NET LOSS	$(8,435)	$(16,161)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -
basic and diluted	4,212,000	4,212,000

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Nine Months ended September 30, 2010	For the Nine Months ended September 30, 2009	For the Period from March 25, 2008 (Inception) through September 30 2010
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$20,654	$20,500	$89,295
Officer compensation	1,000	1,500	7,500
General and administrative expenses	26	703	2,092

Total operating expenses	21,680	22,703	98,887

LOSS BEFORE INCOME TAXES	(21,680)	(22,703)	(98,887)

INCOME TAXES	-	-	-

NET LOSS	$(21,680)	$(22,703)	$(98,887)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	4,212,000	4,163,604

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

For the Period from March 25, 2008 (Inception) through September 30, 2010

(Unaudited)

	Common Stock, $0.0001 Par Value		Additional Paid-in Capital	Deficit accumulated During the Development Stage	Total Stockholders' Deficit
	Number of Shares	Amount

Balance, March 25, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.0001 per share upon formation of the Company	3,960,000	396	-	-	396

Issuance of common stock for cash at $0.25 per share on May 7, 2008	4,000	1	999	-	1,000

Issuance of common stock for cash at $0.25 per share between July 15, 2008 and September 25, 2008	92,000	9	22,991	-	23,000

Issuance of common stock for cash at $0.25 per share between October 3, 2008 and December 15, 2008	80,000	8	19,992	-	20,000

Net loss	-	-	-	(48,563)	(48,563)

Balance, December 31, 2008	4,136,000	414	43,982	(48,563)	(4,167)

Issuance of common stock for cash at $0.25 per share between January 12, 2009 and January 27, 2009	28,000	3	6,997	-	7,000

Issuance of common stock for cash at $0.25 per share between May 29, 2009 and June 18, 2009	24,000	2	5,998	-	6,000

Issuance of common stock for cash at $0.25 per share on July 2, 2009	24,000	2	5,998	-	6,000

Net loss	-	-	-	(28,644)	(28,644)

Balance, December 31, 2009	4,212,000	421	62,975	(77,207)	(13,811)

Contributed capital	-	-	12,000	-	12,000

Net loss	-	-	-	(21,680)	(21,680)

Balance, September 30, 2010	4,212,000	$421	$74,975	$(98,887)	$(23,491)

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.

(A DEVELOPMENT STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Nine Months ended September 30, 2010	For the Nine Months ended September 30, 2009	For the Period from March 25, 2008 (Inception) through September 30, 2010
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,680)	$(22,703)	$(98,887)

Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities:
Accrued expenses	9,654	(600)	23,745

NET CASH USED IN OPERATING ACTIVITIES	(12,026)	(23,303)	(75,142)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	19,000	63,396
Contribution to capital	12,000	-	12,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,000	19,000	75,396

NET CHANGE IN CASH	(26)	(4,303)	254

Cash at beginning of period	280	5,433	-

Cash at end of period	$254	$1,130	$254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Silverhill Management Services, Inc.

(A Development Stage Company)

September 30, 2010 and 2009

Notes to the Financial Statements

(Unaudited)

NOTE 1 – ORGANIZATION AND OPERATIONS

Silverhill Management Services, Inc. (a development stage company) (the “Company”) was incorporated on March 25, 2008 under the laws of the State of Delaware.  A substantial portion of the Company’s activities has involved developing a business plan and establishing contacts and visibility in the marketplace.  The Company plans to offer business support services to proprietors, entrepreneurs, and small business owners.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation.   These reclassifications had no effect on reported losses.

Development stage company

The Company is a development stage company as defined by section 915-10-20 of the FASB Accounting Standards Codification. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company’s development stage activities.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2010 or December 31, 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended September 30, 2010 or 2009.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of September 30, 2010 or 2009.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $98,887 at September 30, 2010 with a net loss of $21,680 and net cash used in operating activities of $12,026 for the interim period then ended, with no revenues earned since inception.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Free office space from its majority stockholder and Chief Executive Officer

The Company has been provided office space by its majority stockholder and Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

Additional paid-in capital

During the interim period ended September 30, 2010, the majority stockholder of the Company paid professional fees of $12,000 in aggregate on behalf of the Company.  Such payments have been shown as a contribution to capital and included in additional paid-in capital.

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

Comparison of Periods, Year to Year

We were formed in March 2008 and were inactive during the same period in prior year.   As such, we cannot make a year-to-year comparison of our operating results as we have not commenced our operations and have not generated any revenues since inception.

DESCRIPTION OF PROPERTY

We currently operate out of the residence of our CEO and president Emily Lussier and will not pay any rent to Ms. Lussier until such time as we generate cash flows from our operations. When we receive additional funding and need space beyond our present facility, we believe that we will be able to find ample suitable space within our projected budget as set forth above.

LIQUIDITY AND CAPITAL RESOURCES

Since our inception, we have financed our operations through sale of our common stock.  There are no cash flows generated from our businesses as we are still a development stage company and has not yet commenced the operations. However, no assurance can be given that the future funding be available through the sale of our equity securities. As of September 30, 2010, we had approximately $254 in cash on hand.  We believe that cash on hand are not adequate to satisfy our ongoing working capital needs. During Fiscal Year 2010, our primary objectives in managing liquidity and cash flows will be to keep the Company operating.

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

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer performed an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2010, our disclosure controls and procedures were ineffective at the reasonable assurance level due to the two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended September 30, 2010.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

Management's Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company's internal control over financial reporting was ineffective as of September 30, 2010.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter covered by this report that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting as such term is defined in Rule 13a-15 and 15d-15 of the Exchange Act.

PART II – OTHER INFORMATION

Item 1 – Legal Proceedings

The Company is not currently party to any legal proceedings.

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3 – Defaults Upon Senior Securities

None.

Item 4 – Submission of Matters to a Vote of Security Holders

None.

Item 5 – Other Information

None.

Item 6 – Exhibits and Reports of Form 8-K

(a)    Exhibits

Exhibit Number	Exhibit Description

3.1	Certificate of Incorporation – Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-161052.

3.2	Bylaws - Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-161052.

4.1	Specimen Stock Certificate – Incorporated by reference to like numbered exhibit to the Company’s Registration Statement on Form S-1 File No.: 333-161052.

21	Description of Subsidiaries. None

31.1	Rule 13a-14(a)/15d-14(a) Certification by the Principal Executive and Financial Officer.*

32.1	Section 1350 Certification by the Principal Executive and Financial Officer.*

* Filed herewith

(b)    Reports of Form 8-K

None.

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this Report on Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized on October 25, 2010.

SILVERHILL MANAGEMENT SERVICES, INC.,

By: /s/ Emily Lussier

Name: Emily Lussier

Title: President and Chief Executive Officer

By: /s/ Robert Steele

Name: Robert Steele

Title: Chief Financial Officer and Chief

Accounting Officer