Form 10-K
period 2010-12-31
Silverhill Management Services Inc
filed 2011-03-31
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission File No. 333-161052

SILVERHILL MANAGEMENT SERVICES, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2274999
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

21 Merrimac Way, Unit B Tyngsboro, MA 01879

(Address of principal executive offices, zip code)

(978) 697-1180

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

At April 30, 2010, the last business day of the Registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting common stock held by non-affiliates of the Registrant (without admitting that any person whose shares are not included in such calculation is an affiliate) was approximately $63,396.  At March 30, 2011, there were 4,212,000 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.  At December 31, 2010, the end of the Registrant’s most recently completed fiscal year, there were 4,212,000 shares of the Registrant’s common stock, par value $0.0001 per share, outstanding.

SILVERHILL MANAGEMENT SERVICES, INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K of Silverhill Management Services, Inc., a Delaware corporation, contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results.

Our management has included projections and estimates in this Form 10-K, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

All references in this Form 10-K to the  “Company”, “Silverhill Management Services, Inc.”, “Silverhill Management Services,” “we”, “us,” or “our” are to Silverhill Management Services, Inc.

PART I

ITEM 1.

BUSINESS

Organization within the Last Five Years

On March 25, 2008, the Company was incorporated under the laws of the State of Delaware. We are engaged in the business of business support services to proprietors, entrepreneurs, and small business owners.

Emily Lussier has served as our President and Chief Executive Officer, from March 25, 2008 until the current date.  Our board of directors is comprised of one person:  Ms. Lussier.

We are authorized to issue 50,000,000 shares of common stock, par value $.0001 per share, and 10,000,00 shares of preferred stock, par value $.0001 per share.  On March 25, 2008, 3,900,000 shares of our common stock were purchased by and issued to Ms. Lussier at a purchase price of $0.0001 per share, for aggregate proceeds of $390.00.  On March 25, 2008, 20,000 shares of our common stock were purchased by and issued to Robert Steele, our CFO, at a purchase price of $0.0001 per share, for aggregate proceeds of $2.00. Subsequently, an additional 252,000 shares of common stock were issued to 47 shareholders, at an offering price of $0.25 per share, for aggregate proceeds of $63,000.

Our Proposed Business

We intend to enter the business of offering business support services and outsourced business processes to proprietors, entrepreneurs and small businesses in the United States.  Our services will include project management, database and information storage, the creation of legally compliant business policies, document management services, and finance and accounting services.  The Company intends to initially fulfill these services by employing labor in the United States, and then increasingly by employing lower-cost labor in developing nations such as the Philippines and India.  We are not presently operational, but anticipate commencing operations provided we can raise additional financing of between $500,000 and $2,500,000. To date we have not been successful raising such funds but are currently seeking a source of financing.  Our primary focus will be to hire management personnel in both marketing and business support services areas.

Initial Rollout

The Company is seeking to raise between $500,000 and $2,500,000 by October 2011.  If raised, this capital will permit the Company to engage in its initial rollout (herein, the “Initial Rollout”). The Initial Rollout will entail the hiring of the initial employees and initiation of the Company’s early service offerings, such as project management, database and information storage, the creation of legally compliant business policies, book keeping and document management services. These services will be offered to clients in the United States, and will largely be fulfilled with employees and resources originating in the United States.

Secondary Rollout

After the Company completes its Initial Rollout, the Company will seek to raise additional capital in the equity and debt markets. If the Company is successful raising additional capital, it will initiate the next phase of its business plan (herein, the “Secondary Rollout”). In the Secondary Rollout, the will deploy new capital to continue to hire staff and improve its technology and operations, and will seek to offer additional services to its customers which are more capital intensive, such as finance and accounting services. The Company will also be in a better position to utilize overseas vendors for the fulfillment of its BPO services to its U.S. based customers, and so international fulfillment will be one component of the Secondary Rollout.

Overview

The Company intends to offer business support services to proprietors, entrepreneurs, and small business owners by offering a full suite of outsourced business processes including project management, database and information storage, legally compliant policy manual generation, document management services, and finance and accounting services to businesses in the U.S. As part of its Initial Rollout, the Company will secure office space, hire necessary personnel, purchase equipment, further develop the service offering, and commence its marketing efforts. There is no assurance that the Company will be successful in these endeavors or that if accomplishes all of these steps it will be able to operate profitably. Based on management’s personal experience, the Company believes that its product and service offerings constitute a legitimate business opportunity for the Company and its shareholders. As part of the Initial Rollout, the Company intends to fulfill the BPO needs of its customers by utilizing resources and employees in the United States, but the Company also believes that as it continues to grow and enters its Secondary Rollout , it can reduce costs and increase margins by utilizing BPO personnel in foreign countries, such as the Philippines and India, to fulfill the BPO services on behalf of its U.S. customers.

Through the Company’s services, clients will be able to gain the advantage of maintaining their growth goals without the need to sacrifice precious resources to address standard business bottlenecks. The Company therefore will allow firms to retain their entrepreneurial speed and agility, advantages they would otherwise sacrifice in dealing with logistics rather than the specific focus of the client’s business. The Company will also allow clients to grow at a faster pace as they will be less constrained by large capital expenditures for people, training, equipment, or mistakes made from lack of experience in areas which are unrelated to the client’s specific business purpose.

The field of business process outsourcing has shown dramatic growth in recent years. According to Deloitte, a global organization of member firms devoted to providing audit, tax, consulting, and financial advisory services, the key factors considered when selecting an off-shore outsourcing location are: 1) cost, 2) proficiency in language, 3) industry expertise, 4) technology infrastructure, 5) time zone, 6) political risk, and 7) climate (in that order). (Business Trends Quarterly, Q3 2006).

The Business Process Outsourcing (BPO for short) industry is one of the fastest-growing business sectors in the world. Although much of the demand for such services emanates from the United States and Europe, much of the fulfillment of BPO services occurs in developing nations, such as the Philippines and India. Strong demand for outsourcing services has long been fueled by voice-based services, but demand for back-office support services and high- value “knowledge processing” services is increasing rapidly according to the results of a recent Business Processing Association/Philippines survey conducted with Outsource2Philippines. Seventy percent of respondents - BPO executives in the Philippines - said services they provide to clients are high or very high value-added. As a result, analysts project positive growth for the outsourcing industry and forecast a global BPO market worth $220 billion to $280 billion by 2012. (International BPO conference to tackle global industry issues, Business World, August 6, 2009).

According to a report by Global Industry Analysts, Inc. released in April 2010, the global finance and accounting outsourcing market, just one subset of the overall BPO market, is set to reach $44.9 billion by 2015 (Global Finance & Accounting Outsourcing Market Set to Reach $44.9 Billion by 2015, According to New Report by Global Industry Analysts, Inc., Global Industry Analysts, Inc., April 2010). In fact, the report concludes that as a result of the global economic crisis, a growing number of firms are outsourcing their finance-related processes to third-party providers, thereby gaining exposure to new technologies, expanding market presence around the globe, achieving better cost efficiencies, and gaining best practices of the industry. The Company intends to leverage these cost efficiencies associated with the use of offshore BPO providers.

NelsonHall’s BPO Index for 2007 showed that the BPO market was prospering with year-on-year total contract value (TCV) growth of 147 percent and that the leading indicators for future BPO growth were strong. The defense sector is becoming an increasing source of “white-collar” BPO and two U.S. military contracts worth a combined total of $17.4 billion made a major contribution to 2007 BPO TCV growth. Removing these contracts to show the underlying level of BPO TCV growth in the commercial sector and civil government agencies gives global BPO TCV growth of 28 percent.

In addition, BPO is consistently increasing in strength in all regions. By region, 2007 BPO TCV growth across the commercial sector and civil government agencies was 34 percent in North America, 26 percent in Europe, and 19 percent in the rest of the world.

In addition to a strengthening of BPO in 2007 overall, there was a relative strengthening in BPO contract signings as the year progressed, which bode well for prospects for BPO growth in the future. Although the first half of the year tends to be the stronger in terms of contract activity, BPO TCV in the second half of 2007 matched that in the first half of 2007, with the level of H2 BPO signings in Europe at record levels, indicating that BPO signings remain on an upward trend. Overall BPO contract activity in H2 2007 was over 20 percent stronger than would have been predicted on the basis of H1 signings. (Nelson Hall BPO Index Identifies 147% Growth in BPO TCV in 2007: Indicators are Strong, January 10, 2008).

More recent data only validates this growth trend. Growth in employment in the BPO industry has risen at a compounded annual growth rate of 26% since 2002. Going forward, the BPO industry is expected to grow 15-17% in fiscal year 2011 ( The Financial Express , July 25, 2010). According to a June 2010 prediction by the National Association of Software and Service Companies (Nasscom), the addressable market from the sector has a strong future, Information Week reports. The report suggests the BPO industry will increase to reach between $890 billion and $980 billion in 2020, tripling in size from its current $200 billion.

We expect over time and as part of the Secondary Rollout to expand the fulfillment of our operations to some foreign countries, for both the benefit of our clients, and to generate greater profits as a result of lower operational costs. As an example, such operational costs would consist of lower average wages for workers. Expansion to overseas markets in business process outsourcing has been commonplace for the last decade. The Company believes that by pairing its U.S. customer base with lower-cost fulfillment overseas, it can achieve a cost-competitive offering and expand more rapidly.

The industry employed about 372 thousand workers as of year-end 2008 and generated 6 billion US dollars of export revenue for the year. In 2008, the creative BPO sector generated total revenue of $150 million. The Philippines currently is getting 15 percent of the total creative outsourcing market, while India is getting 37 percent. (CICT executive confident RP to hit BPO growth target, Ehda M. Dagooc (The Freeman), September 15, 2009).

A decade ago, McKinsey and India’s powerful information technology and outsourcing trade group, Nasscom, predicted that revenue from outsourcing by foreign companies would reach $50 billion in India in 2010. (Wall Street Journal, Heather Timmons, June 2, 2009) According to the findings of NASSCOM, the sector BPO sector in India has reached USD 58.8 billion in Fiscal Year 2008-2009 up from USD 52 billion in Fiscal Year 2007-2008. Export revenues for the Indian IT-BPO industry recorded growth of 16.3 percent and clocked revenues of $46.3 billion in Fiscal Year 2008-2009 up from USD 40.4 billion in Fiscal Year 2007-2008. The domestic segment grew by 21% to register revenues of INR 570 billion in Fiscal Year 2008-2009 from INR 470 billion in Fiscal Year 2007-2008. (Indian IT-BPO industry shows resilience; to grow by 4-7 percent in FY09-10, ENP Newswire, July 29, 2009).

Other locations like Eastern Europe, Philippines, Morocco, Egypt and South Africa have emerged to take a share of the market. China is also trying to grow from a very small base in this industry. However, while the business process outsourcing industry is expected to continue to grow in India, its market share of the offshore piece is expected to decline. Important centers in India are Bangalore, Hyderabad, Kolkata, Mumbai, Pune, Chennai and New Delhi. This international growth of BPO is relevant to the Company’s business prospects, because (a) the Company believes it can maximize its margins and growth potential by outsourcing BPO processes to these growing foreign markets, and (b) the growth of BPO services in such foreign markets demonstrates the overall growth in the underlying demand for such services.

The World BPO/ITO Summit of 2010 reported that on the topic of work going offshore, there is broad agreement that the efficiency enhancements will permit more effective use of skilled US workers to increase productivity, quality and operational enhancements, which will fuel top-line growth.

Proposed Products and Services

The Company will market its “Virtual Admin” brand to businesses to help optimize their management’s time and allow them to focus on their core business activities. Although we have not conducted any formal studies, we believe that the small business community will be receptive to our services. We will seek to obtain referrals through word-of-mouth from our relationships and utilize our initial performance record in our marketing strategy to commence building a larger customer base. Among the services that we propose to offer customers as part of the Initial Rollout are :

(i)

overall analysis of the customer’s various logistical systems and functions, such as customer service, purchasing, inventory control, transportation and warehousing;

(ii)

 recommendations for and/or implementation of improvements, modifications, cost reductions and/or other efficiencies in the performance of various of these systems and functions;

(iii)

 recommendations for and/or implementation of outsourcing of functions to third parties where appropriate;

(iv)

consulting in areas such as technology, feasibility and cost analysis, sales and management training, business, planning, website strategy, post training support, corporate training and development;

(v)

review of the customers policies and procedures to ensure compliance with various laws and regulations relating to employment practices, including procedural or training manuals with adherence to ISO or other quality standards of business. File storage of documentation is provided via CD or on-line. May include layout, design, scanning, and insertion of clip art, general input, formatting, printing, photocopying, and binding of the manuals created;

(vi)

specific problem-solving, such as creating timelines and plans, budget development, deliverables management, communications planning, and documentation. Project tracking and notification of past due tasks, generating reports, and maintenance of the project plan from initiation through completion of the project, contract negotiation, administration, reporting and control;

(vii)

office management, which includes faxing, research, book keeping, bill payment and invoicing, travel requirements, meeting and event planning, transcriptions, translations, correspondence, mail merge set-up of personalized form letters, flyers, and general mail outs; and

Among the services that we propose to offer customers as part of the Secondary Rollout are:

(i)

finance and accounting outsourcing (FAO), which we describe in more detail below.

(ii)

client business expansion, which would include compilation of new or revisions to existing proposals, presentations, bids, or other forms of documentation and correspondence, and PowerPoint presentations to prospective clientele.

(iii)

As we have indicated in the “Risk Factors” section and throughout this prospectus, the Company is not yet operational and will require substantial additional funds . The exact array of services we will offer will be affected by our ability to raise additional capital to secure the office space, personnel and equipment required to provide these services. The greater amount of capital we raise, the greater our services will be both in the quantity of different services we offer and the number of clients we might serve. We will need to raise additional funds of $500,000 to $2,500,000 to further develop our product and additional funds to truly become operational, implement our business plan, bring our product to market, respond to competitive pressures or acquire complementary businesses or technologies.

The Company intends to begin offering FAO services as part of its Secondary Rollout.  Finance departments are under more pressure than ever to deliver timely and accurate financial information while improving strategic value. Today’s CFOs are voicing ongoing frustration about being too consumed with non-value adding transactional activities and regulatory compliance and not having enough time to focus on corporate strategy and being a partner to business. Increased turnover in finance departments, increased demands on financial reporting and legacy IT is compounding the pressure on time and management of finance and accounting departments. The Company’s FAO services will help reduce the pressure on a finance and accounting department and provide an effective solution to some of these challenges. The Company will partner with clients to redefine their finance operations by bringing technology capabilities, domain expertise, value add management, operational excellence and relentless focus on process improvement and predictability. The Company intends to provide a wide range of finance, accounting, and tax outsourcing services. Clients will be able to choose to outsource one or two discrete processes, such as accounts payable/ receivable or choose to outsource their entire accounting function.

We will not, like some logistics firms, specialize in any one area of the logistics industry. Rather, our executive officer will seek to use her expertise and experience to make available to, and customize to the business and operations of, each customer all of the services aforementioned, including, but not limited to, overall analysis, recommendations, implementation and specific problem-solving.

We will charge each customer a fee for our services based upon, among other factors, the time necessitated in the performance of, and the difficulty of the services. We intend, depending upon the success of our initial operations and depending upon our ability to raise additional capital over the next twelve months, to employ limited additional personnel with experience in the logistics business. While our working capital is extremely limited at the present time, provided that we can raise additional capital through the sales of our common stock over the next twelve months, we would like to employ a limited number of additional employees in addition to our executive officers, including a marketing specialist and a part-time bookkeeper. Our continuation in business after the expiration of one year from the date of this offering and the employment of significant additional staff, will be dependent upon our achievement of significant profits from operations and/or obtaining significant capital from third party investors. Eventually, assuming our initial success in generating operating profits and raising capital from third party investors, management plans to expand the scope of our services and to begin to utilize foreign workers to fulfill our customer’s BPO needs. We have also engaged Touchstone Advisors, Inc., a company controlled by Jonathan Destler, to assist us with general business consulting which has included identifying and recruiting our present CFO. We have paid that consultant $29,000 in consulting fees pursuant to an oral agreement. The oral agreement is month to month, and can be terminated by either party at any time. We do not intend to offer that consultant any stock as compensation.

In order to ensure the performance of high quality, state-of-the-art, customized services, we will endeavor to follow specific procedures ourselves, double-checking crucial steps and benchmarking our services with those of competitors. Certain of the procedures that we intend to follow include: (i) prompt response to customers during, and availability to customers for emergencies after, business hours; (ii) provision of free, written estimates within approximately 72 hours; (iii) commencement of work within seven days following the receipt of a signed contract; (iv) completion of services undertaken without interruption; (v) use of the highest quality products and materials available; (vi) follow-up subsequent to the completion of each job to ensure customer satisfaction; and (vii) guarantee of satisfaction of the services performed. Additionally, we intend to evaluate and assess the nature, quality and timeliness of our services from time-to-time through surveys and other means in order to be responsive to changes in market conditions and customer demands and to be competitive with the services offered by competitors.

Operating Plan and Cost Analysis

After we complete our initial funding after the effectiveness of this Registration Statement, as part of its Initial Rollout the Company will hire sales manager, marketing manager, accounting manager and delivery manager. The sales and marketing managers will design the web site and the sales tools necessary to introduce prospective customers to our service offering.

The service offering will include a suite of services including:

•

Graphics, Animation, Presentations, Logo Creation

•

Brochure Creation, Illustrations, Banners

•

Customer Service, Web Research, Word Processing

•

Email Handling, Translation, Data Entry, Transcription

Services will be offered on a monthly contract basis with four packages; Tier One – 10 hours a month, Tier Two – 20 hours a month, Tier Three – 30 hours a month, Tier Four – 40 hours a month.

The accounting manager will purchase and configure the accounting system and establish accounting procedures. The delivery manager will establish the training program to train new employees on delivering the services. The delivery manager will design and implement the work ordering, scheduling and billing software that will administrate the identification and delegation of client services.

The sales manager will hire sales people for each geographical region. The marketing manager will develop a webinar that prospective customers can attend. The marketing manager will purchase keywords like “virtual admin” on Google adwords to drive traffic to the webinar. The marketing manager will purchase email lists and send bulk email to small and medium sized businesses to generate interest in the webinar. Sales staff will call leads generated from people who attend the webinar, review the services and sign contracts with new customers.

Customers will be given a main contact. They will be able to assign work and communicate with their main contact via email and Skype with or without video. If the customer requests a service that is not the core competency of the main contact, the main contract will receive the work request and enter it into the system. The delivery manager will review these contacts in real-time and assign the proper resource to accomplish the task.

We estimate that it will take 12 months to complete the Initial Rollout and become cash flow positive. We believe that if the Company can raise an additional $2.5 million in capital (see “Recent Activities of the Company” below), that amount of capital will get the Company to cash flow positive. We estimate operating expenses to be approximately $150,000 per month. We estimate our gross margin to be 28% to 30%. In 2004, according to the US Census Bureau, there were 1.2 million businesses in the United States with between 10 and 500 employees. To break even, we will need to make $600,000 a month in sales, the equivalent of 1,500 Tier Four contracts which is 0.1% of the market.

Firms with 10 to 19 employees	632,682
Firms with 20 to 99 employees	526,355
Firms with 100 to 499 employees	86,538
Total	1,245,575

The Company will take care to phase in its various offerings based upon the amount of capital it is able to raise (see “Recent Activities of the Company” below). To that end, the Company intends to offer some of the lower-cost services as part of the Initial Rollout, such as outsourcing recommendations, compliance and document storage, and office management including research, book keeping and bill management. When the Company generates positive cash flow and is able to raise additional financing from the capital markets, the Company will initiate its Secondary Rollout and will begin offering some of the higher-cost and more robust outsourced services such as finance and accounting services and will tap the international markets for lower-cost labor fulfillment. As stated in the initial paragraph in the “Risk Factors” section, the exact array of services we will offer will be affected by our ability to raise additional capital to secure the office space, personnel and equipment required to provide these services. The greater amount of capital we raise, the greater our services will be both in the quantity of different services we offer and the number of clients we might serve.

Planned Sales and Marketing

Our marketing effort will be a vital part of our operation. We will market direct to our customers and have allocated a significant portion of our operating budget to this marketing effort that may include hiring marketing personnel, advertising in trade publications and, if required, advertising in the general media. We have not conducted any studies to determine the optimal price points for our proposed product.

Competition

Competition in all aspects of the outsourced services and business services industry is intense. We will compete against established outsourced business services companies with name familiarity and greater financial resources. We intend to use our relatively small size to our advantage by focusing on customer service and by deploying unique marketing strategies. A large part of our effort to compete against our other companies in our field will be directed to being recognized in this market of large players and, as a small company, to gain the trust of purchasing decision makers at our potential customers. In an effort to effectively compete, we will focus heavily on providing excellent service to our customers. We also intend to compete by running cutting edge marketing campaigns that use the internet and other technologies to educate the market about our services. Competitors may seek to duplicate the benefits of our services in ways that do not infringe on any benefits that our services offer. As a result we could find that our entire marketing plan and business model is undercut or made irrelevant by actions of other companies under which we have no control. We cannot promise that we can accomplish our marketing goals and as a result may experience negative impact upon our operating results.

Employees

As of December 31, 2010 and March 31, 2011 and currently we have no employees. Our officers serve us on a part time basis and are compensated minimally. If we become fully operational, we foresee the need for five technical employees, at least two clerical employees, and marketing and sales personnel as determined by management’s judgment of our business’ needs.

Legal Proceedings

We are not party to any legal proceeding and are unaware of any threatened legal proceeding to which we may become subject.

OUR EXECUTIVE OFFICES

Our executive offices are located at 21 Merrimac Way, Unit B, Tyngsboro, MA 01879.

ITEM 1A.

RISK FACTORS

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.

PROPERTIES

Our current business address is 21 Merrimac Way, Unit B, Carson City, Delaware 8970.  Our telephone number is (978) 697-1180.

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

ITEM 3.

LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4.  (REMOVED AND RESERVED).

None.

PART II

ITEM 5.

MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS MARKET INFORMATION

Our shares of common stock do not trade on an exchange or on any over-the-counter market.

We intend to have our common stock be quoted on the OTC Bulletin Board.  If our securities are not quoted on the OTC Bulletin Board, a security holder may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The OTC Bulletin Board differs from national and regional stock exchanges in that it:

(i) is not situated in a single location but operates through communication of bids, offers and confirmations between broker-dealers, and

(ii) securities admitted to quotation are offered by one or more broker-dealers rather than the “specialist” common to stock exchanges.

To qualify for quotation on the OTC Bulletin Board, an equity security must have one registered broker-dealer, known as the market maker, willing to list bid or sale quotations and to sponsor the company listing. We do not yet have an agreement with a registered broker-dealer, as the market maker, willing to list bid or sale quotations and to sponsor the Company listing. If the Company meets the qualifications for trading securities on the OTC Bulletin Board our securities will trade on the OTC Bulletin Board until a future time, if at all, that we apply and qualify for admission to quotation on the NASDAQ Capital Market. We may not now and it may never qualify for quotation on the OTC Bulletin Board or be accepted for listing of our securities on the NASDAQ Capital Market.

TRANSFER AGENT

The transfer agent for our common stock is Colonial Stock Transfer Company, Inc., 66 Exchange Place - Suite 100, Salt Lake City, UT 84111, and their telephone number is: (801) 355-5740.

HOLDERS

As of December 31, 2010, the Company had 4,212,000 shares of our common stock issued and outstanding held by 50 holders of record.

DIVIDENDS

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

RECENT SALES OF UNREGISTERED SECURITIES

None.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We have not established any compensation plans under which equity securities are authorized for issuance.

PURCHASES OF EQUITY SECURITIES BY THE REGISTRANT AND AFFILIATED PURCHASERS

We did not purchase any of our shares of common stock or other securities during the year ended December 31, 2010.

ITEM 6.

SELECTED FINANCIAL DATA

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The foregoing are estimates only and any funds may be reallocated based upon management’s evaluation of then existing conditions.  We have no current plans on how to raise the additional funding.  We cannot provide any assurance that we will be able to raise sufficient funds to proceed with the foregoing plans.

RESULTS OF OPERATIONS

We have generated no revenues since inception and have incurred $104,552 in expenses from inception through December 31, 2010.  These expenses were comprised of $94,948 in professional fees, $7,500 in management fees and $2,104 in general and administrative costs.  We incurred expenses of $27,345 and $28,644 for the years ended December 31, 2010 and 2009, respectively.  Our net loss since inception (March 25, 2008) through December 31, 2010 was $104,552.  The following table provides selected financial data about our company for the years ended December 31, 2010 and 2009.

Balance Sheet Data	December 31, 2010	December 31, 2009
Cash and Cash Equivalents	$242	$280
Total Assets	$242	$280
Total Liabilities	$20,663	$14,091
Shareholders’ Equity (Deficit)	$(20,421)	$(13,811)

GOING CONCERN

Silverhill Management Services, Inc. is an exploration stage company and currently has no operations.  Our independent auditor has issued an audit opinion for Silverhill Management Services which includes a statement raising substantial doubt as to our ability to continue as a going concern.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at December 31, 2010 was $242 with $20,663 in outstanding liabilities. Total expenditures over the next 12 months are expected to be approximately $25,000.  If we experience a shortage of funds prior to generating revenues from operations we may utilize funds from our directors, who have informally agreed to advance funds to allow us to pay for operating costs, however they have no formal commitment, arrangement or legal obligation to advance or loan funds to us.  Management believes our current cash balance will not be sufficient to fund our operations for the next twelve months.

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in the “Risk Factor” section.

Cash flow activities for the fiscal year ended December 31, 2010

Net Cash Used in Operating Activities. Net cash used in operating activities were $20,773 which includes net loss from operations of $27,345, offset by increases of $6,575 in accrued expenses.

Net Cash Provided by Financing Activities. We had no net cash provided by financing activities through sale of common stock.

Over the next twelve months our existing capital may not be sufficient to sustain our operations. Management plans to seek additional capital to fund operations through additional equity financing. No assurance can be made that such financing would be available. Even if the equity financing is successful, it could have a negative impact on our financial condition and dilute our existing shareholders’ equity interest in the Company.

We had minimal capital expenditures for the fiscal year ended December 31, 2010 and we do not anticipate the need for any significant capital expenditures during the next twelve (12) months.

INFLATION

Inflation can be expected to have an impact on our operating costs. A prolonged period of inflation could cause a general economic downturn and negatively impact our results. However, the effect of inflation has been minimal over the past three years.

SEASONALITY

We do not believe that our business will be seasonal to any material degree.

OFF BALANCE SHEET ARRANGEMENTS

We have no off-balance sheet arrangements.

ITEM 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company,” as defined in Rule 12b-2 of the Exchange Act, we are not required to provide the information called for by this Item.

ITEM 8.

FINANCIAL STATEMENTS

Silverhill Management Services, Inc.

(A Development Stage Company)

December 31, 2010 and 2009

Index to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Silverhill Management Services, Inc.

(A development stage company)

Tyngsboro, Massachusetts

We have audited the accompanying balance sheets of Silverhill Management Services, Inc. (a development stage company) (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ deficit and cash flows for the years then ended, and for the period from March 25, 2008 (inception) through December 31, 2010.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended, and for the period from March 25, 2008 (inception) through December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company had a deficit accumulated during the development stage at December 31, 2010 and had a net loss and net cash used in operating activities for the year then ended, with no revenues earned since inception.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 31, 2011

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	December 31, 2010	December 31, 2009

ASSETS
CURRENT ASSETS:
Cash	$242	$280

Total Current Assets	242	280

Total Assets	$242	$280

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$20,663	$14,091

Total Current Liabilities	20,663	14,091

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 50,000,000 shares authorized,
4,212,000 shares issued and outstanding	421	421
Additional paid-in capital	83,710	62,975
Deficit accumulated during the development stage	(104,552)	(77,207)

Total Stockholders' Deficit	(20,421)	(13,811)

Total Liabilities and Stockholders' Deficit	$242	$280

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Year	For the Year	March 25, 2008
	ended	ended	(Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

OPERATING EXPENSES:
Professional fees	$26,307	$26,441	$94,948
Officer compensation	1,000	1,500	7,500
General and administrative expenses	38	703	2,104

Total operating expenses	27,345	28,644	104,552

LOSS BEFORE INCOME TAXES	(27,345)	(28,644)	(104,552)

INCOME TAXES	-	-	-

NET LOSS	$(27,345)	$(28,644)	$(104,552)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.01)	$(0.01)

Weighted Common Shares Outstanding -
basic and diluted	4,212,000	4,188,196

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from March 25, 2008 (Inception) through September 30, 2010

	Common Stock, $0.0001 Par Value			Deficit accumulated
			Additional	During the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Deficit

Balance, March 25, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.0001 per share
upon formation of the Company	3,960,000	396	-	-	396

Issuance of common stock for cash at $0.25 per share
on May 7, 2008	4,000	1	999	-	1,000

Issuance of common stock for cash at $0.25 per share
between July 15, 2008 and September 25, 2008	92,000	9	22,991	-	23,000

Issuance of common stock for cash at $0.25 per share
between October 3, 2008 and December 15, 2008	80,000	8	19,992	-	20,000

Net loss	-	-	-	(48,563)	(48,563)

Balance, December 31, 2008	4,136,000	414	43,982	(48,563)	(4,167)

Issuance of common stock for cash at $0.25 per share
between January 12, 2009 and January 27, 2009	28,000	3	6,997	-	7,000

Issuance of common stock for cash at $0.25 per share
between May 29, 2009 and June 18, 2009	24,000	2	5,998	-	6,000

Issuance of common stock for cash at $0.25 per share
on July 2, 2009	24,000	2	5,998	-	6,000

Net loss	-	-	-	(28,644)	(28,644)

Balance, December 31, 2009	4,212,000	421	62,975	(77,207)	(13,811)

Contributed capital for the quarter ending June 30, 2010	-	-	7,000	-	7,000

Contributed capital for the quarter ending September 30, 2010	-	-	5,000	-	5,000

Contributed capital for the quarter ending December 31, 2010	-	-	8,735	-	8,735

Net loss	-	-	-	(27,345)	(27,345)

Balance, December 31, 2010	4,212,000	$421	$83,710	$(104,552)	$(20,421)

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			March 25, 2008
	For the Year ended	For the Year ended	(Inception) through
	December 31, 2010	December 31, 2009	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,345)	$(28,644)	$(104,552)

Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities:
Accrued expenses	6,572	4,491	20,663

NET CASH USED IN OPERATING ACTIVITIES	(20,773)	(24,153)	(83,889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	19,000	63,396
Contribution to capital	20,735	-	20,735

NET CASH PROVIDED BY FINANCING ACTIVITIES	20,735	19,000	84,131

NET CHANGE IN CASH	(38)	(5,153)	242

Cash at beginning of period	280	5,433	-

Cash at end of period	$242	$280	$242

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Silverhill Management Services, Inc.

(A Development Stage Company)

December 31, 2010 and 2009

Notes to the Financial Statements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 or 2009, no gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the year ended December 31, 2010 or 2009.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding as of December 31, 2010 or 2009.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements”, which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, “Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”), was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations, and in ASC 810-10, Consolidation. ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in condensed financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28 “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”).Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 specifies that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. The amended guidance is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. Early adoption is permitted.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $104,552 at December 31, 2010 with a net loss of $27,345 and net cash used in operating activities of $20,773 for the year then ended, respectively, with no revenues earned since inception.

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

Additional paid-in capital

During the year ended December 31, 2010, the majority stockholder of the Company paid professional fees of $20,735 in aggregate on behalf of the Company.  Such payments have been shown as a contribution to capital and included in additional paid-in capital.

NOTE 6 – INCOME TAXES

Deferred tax assets

At December 31, 2010, the Company had net operating loss (“NOL”) carry–forwards for Federal income tax purposes of $104,552 that may be offset against future taxable income through 2030.  No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that the realization of the Company’s net deferred tax assets of approximately $35,548 was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance of $35,548.

Deferred tax assets consist primarily of the tax effect of NOL carry-forwards.  The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.  The valuation allowance increased approximately $9,298 and $9,737 for the years ended December 31, 2010 and 2009, respectively.

Components of deferred tax assets at December 31, 2010 and 2009 are as follows:

	December 31, 2010	December 31, 2009

Net deferred tax assets – Non-current:

Expected income tax benefit from NOL carry-forwards	$35,548	$26,250
Less valuation allowance	(35,548)	(26,250)
Deferred tax assets, net of valuation allowance	$-	$-

Income taxes in the statements of operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes is as follows:

	For the Year Ended December 31, 2010	For the Year Ended December 31, 2009

Federal statutory income tax rate	34.0%	34.0%
Change in valuation allowance on net operating loss carry-forwards	(34.0)%	(34.0)%
Effective income tax rate	0.0%	0.0%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON FINANCIAL DISCLOSURE

None.

ITEM 9A.

CONTROLS AND PROCEDURES

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we are responsible for conducting an evaluation of the effectiveness of the design and operation of our internal controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission (“SEC”) reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of December 31, 2010.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

As of December 31, 2010, management assessed the effectiveness of our internal control over financial reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, the Company’s Chief Executive Officer and Chief Financial Officer and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP in the United States of America and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

•

Provide reasonable assurance our transactions are recorded as necessary to permit preparation of our financial statements in accordance with GAAP, and that receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statement.

In evaluating the effectiveness of our internal control over financial reporting, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework. Based on that evaluation, completed by Emily Lussier, our President and Chief Executive Officer, and Robert Steele, our Chief Financial Officer who also serves as our principal accounting officer, Ms. Lussier and Mr. Steele concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below.

This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were: (i) lack of a functioning audit committee due to a lack of a majority of independent members and a lack of a majority of outside directors on our board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (ii) inadequate segregation of duties consistent with control objectives; and (iii) ineffective controls over period end financial disclosure and reporting processes.  The aforementioned material weaknesses were identified by our President and Chief Executive Officer, and our Chief Financial Officer, who also serves as our principal accounting officer, in connection with the review of our financial statements as of December 31, 2010.

Management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING.

There were no changes in the Company’s internal control over financial reporting that occurred during the fourth quarter of the year ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION.

None.

PART III

ITEM 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officer’s and director’s and their respective ages as of December 31, 2010 are as follows:

Name	Age	Positions and Offices

Emily Lussier	32	President and Chief Executive Officer, and Director

Robert Steele	43	Chief Financial Officer

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office.  Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Set forth below is a brief description of the background and business experience of our executive officers and directors for the past five years.

EMILY LUSSIER, AGE 32

Ms. Lussier was elected president, CEO and a director upon our formation in March, 2008. She has been employed by Financial Advisors Network (“FAN”) as Office Manager and Executive Assistant to the CEO since 2005. In her capacity as an Executive Assistant, Ms. Lussier was responsible for providing administrative support to the Chief Executive Officer by conducting research, preparing statistical reports, handling information requests, and performing clerical functions such as preparing correspondence, receiving visitors, arranging conference calls, and scheduling meetings. FAN is a registered investment advisor organized in the state of Massachusetts, employs four (4) individuals and in 2008 had revenues of approximately $600,000. From 2002 -2005 she was Executive Assistant to the CEO at Caritas St. Elizabeth’s Medical Center in Boston, MA. She holds a Bachelor of Science in Management, Human Resources Minor from Plymouth State College.

ROBERT STEELE, AGE 43

Mr. Steele has more than twenty years experience as an entrepreneur and corporate officer of public and private companies. He has been the President of Steele Consulting since April 2007. Steele Consulting is a Nevada corporation, has one employee and generated approximately $100,000 in revenues in 2008. Prior to that, beginning in February 2003, Mr. Steele joined Quintek Technologies, Inc., serving in the role as CEO and Chairman of the Board of Directors. Quintek was a publicly traded company that provided Business Process Outsourcing services to Fortune 500 companies. While at Quintek, Mr. Steele grew the company’s revenues and supervised a two year contract with GMAC to process 35 million pages of loan documents. Mr. Steele resigned from Quintek in 2007 to pursue other interests. Quintek never achieved profitability and ceased operations in 2008. Prior to Quintek, in 1999, Mr. Steele founded iBrite, a wireless information software company in Reston, Virginia, and from May 1999 through June 2001 served as its Chief Executive Officer. The company established contractual partnerships with AOL and Global Knowledge to provide technology for delivering sophisticated content to mobile devices. From 1988 through 1998, Mr. Steele served as Corporate Vice President & Chief Technology Officer for CADD Microsystems, Inc. (CMI), currently a provider of Autodesk Computer Aided Design software, consulting, training, and integration services in the Washington, DC metropolitan area. During his time at CMI, the company grew from $50,000 in annual sales to more than $3,000,000. Mr. Steele sold and supervised significant systems integration contracts with clients such as Lucent Technologies, Long Airdox Mining (Division of the Fortune 500 Marmon Group), ABB, GSA (General Services Administration), FAA (Federal Aviation Administration), and NRO (National Reconnaissance Office). Mr. Steele received a Bachelor of Science in Electronic and Computer Engineering from George Mason University in 1988.

TERM OF OFFICE

All directors hold office until the next annual meeting of the stockholders of the Company and until their successors have been duly elected and qualified.  The Company’s Bylaws provide that the Board of Directors will consist of no less than three members.  Officers are elected by and serve at the discretion of the Board of Directors.

DIRECTOR INDEPENDENCE

Our board of directors is currently composed of two members, neither of whom qualifies as an independent director in accordance with the published listing requirements of the NASDAQ Global Market. The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us. In addition, our board of directors has not made a subjective determination as to each director that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management.

CERTAIN LEGAL PROCEEDINGS

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

SIGNIFICANT EMPLOYEES AND CONSULTANTS

Other than our officers and directors, we currently have no other significant employees.

AUDIT COMMITTEE AND CONFLICTS OF INTEREST

Since we do not have an audit or compensation committee comprised of independent directors, the functions that would have been performed by such committees are performed by our directors.  The Board of Directors has not established an audit committee and does not have an audit committee financial expert, nor has the Board of Directors established a nominating committee.  The Board is of the opinion that such committees are not necessary since the Company is an early exploration stage company and has only two directors, and to date, such directors have been performing the functions of such committees.  Thus, there is a potential conflict of interest in that our directors and officers have the authority to determine issues concerning management compensation, nominations, and audit issues that may affect management decisions.

There are no family relationships among our directors or officers. Other than as described above, we are not aware of any other conflicts of interest with any of our executive officers or directors.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC.  Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file.  Based on our review of filings made on the SEC website, and the fact of us not receiving certain forms or written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the year ended December 31, 2010, our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements.

CODE OF ETHICS

The Company has not adopted a code of ethics that applies to its principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions.  The Company has not adopted a code of ethics because it has only commenced operations.

ITEM 11.

EXECUTIVE COMPENSATION

The following tables set forth certain information about compensation paid, earned or accrued for services by our Chief Executive Officer and all other executive officers (collectively, the “Named Executive Officers”) in the fiscal years ended December 31, 2010 and 2009:

SUMMARY COMPENSATION TABLE

The table below summarizes all compensation awarded to, earned by, or paid to our officers for all services rendered in all capacities to us as of the year ended December 31, for the fiscal year ended as indicated.

						Non-Equity
Name and						Incentive	Nonqualified
Principal				Stock	Option	Plan	Deferred	All Other
Position	Year	Salary($)	Bonus($)	Awards($)	Awards($)	Compensation($)	Compensation($)	Compensation($)	Total($)
Emily Lussier (1)	2010	0	0	0	0	0	0	0	0
	2009	1,500	0	0	0	0	0	0	1,500

Robert Steele (2)	2010	1,000	0	0	0	0	0	0	1,000
	2009	0	0	0	0	0	0	0	0

(1) President and Chief Executive Officer, and Director.

(2) Chief Financial Officer.

None of our directors have received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our directors serving on our board of directors.

STOCK OPTION GRANTS

We have not granted any stock options to the executive officers since our inception. Upon the further development of our business, we will likely grant options to directors and officers consistent with industry standards for junior mineral exploration companies.

EMPLOYMENT AGREEMENTS

None.

DIRECTOR COMPENSATION

The following table sets forth director compensation as of December 31, 2010:

	Fees			Non-Equity	Nonqualified
	Earned			Incentive	Deferred
	Paid in	Stock	Option	Plan	Compensation	All Other
Name	Cash($)	Awards($)	Awards($)	Compensation($)	Earnings($)	Compensation($)	Total($)
Emily Lussier	0	0	0	0	0	0	0

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table lists, as of December 31, 2010, the number of shares of common stock of our Company that are beneficially owned by (i) each person or entity known to our Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of our Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal shareholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 4,212,000 shares of our common stock issued and outstanding as of December 31, 2010.  We do not have any outstanding warrant, options or other securities exercisable for or convertible into shares of our common stock.

	Name and Address	Number of Shares	Percent of
Title of Class	of Beneficial Owner (1)	Owned Beneficially	Class Owned

Common Stock:	Emily Lussier, President, President, Chief Executive Officer, Treasurer and Director	3,875,000	91.9%

Common Stock:	Robert Steele,
	Chief Financial Officer	20,000	*

All executive officers and directors as a group (2 persons)		3,895,000	91.9%

(1) Unless otherwise noted, the address of each person or entity listed is, c/o Silverhill Management Services, Inc., 21 Merrimac Way, Unit B, Tyngsboro, MA 01879.

*Less than 1%

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Pursuant to a letter agreement, dated November 19, 2009, (i) the Company is obligated to pay Emily Lussier, the Company’s President and Chief Executive Officer, Treasurer and a Director, for a term of two years, $1,000 per month, as consideration for Ms. Wildmen serving and performing her duties as President of the Company, and (ii) Ms. Wildmen shall assign her right to such compensation of $1,000 per month to the Company, until such time as the Company closes on an equity or debt financing of not less than $100,000.

ITEM 14.

PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

Li & Company, PC served as our independent registered public accounting firm for 2010 and 2009. The following table shows the fees that were billed for the audit and other services provided by such firm for 2010 and 2009.

	2010	2009

Audit Fees	$12,000	$12,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	$-	-
Total	$12,000	$12,000

Audit Fees — This category includes the audit of our annual financial statements included in our Form 10-K Annual Report, review of financial statements included in our Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those fiscal years. This category also includes advice on audit and accounting matters that arose during, or as a result of, the audit or the review of interim financial statements.

Audit-Related Fees — This category consists of assurance and related services by the independent auditors that are reasonably related to the performance of the audit or review of our financial statements and are not reported above under “Audit Fees”. The services for the fees disclosed under this category include consultation regarding our correspondence with the SEC and other accounting consulting.

Tax Fees — This category consists of professional services rendered by our independent auditors for tax compliance and tax advice. The services for the fees disclosed under this category include tax return preparation and technical tax advice.

All Other Fees — This category consists of fees for review of our registration statement included in our Form S-1 Registration Report.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before our auditor is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•

approved by our audit committee; or

•

entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular  service,  the  audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee.  Our entire board of directors pre-approves all services provided by our independent auditors. The pre-approval process has just been implemented in response to the new rules. Therefore, our board of directors does not have records of what percentages of the above fees were pre-approved.  However, all of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULE

(a)  The following Exhibits, as required by Item 601 of Regulation SK, are attached or incorporated by reference, as stated below.

Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form S-1 (File No. 333-161052), filed with the Commission on August 5, 2009.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERHILL MANAGEMENT SERVICES, INC.
(Name of Registrant)

Date: March 31, 2011	By:	/s/ Emily Lussier
		Name:	Emily Lussier
		Title:	President and Chief Executive Officer, Treasurer (and principal financial officer and principal accounting officer)

Date: March 31, 2011	By:	/s/ Robert Steele
		Name:	Robert Steele
		Title:	Chief Financial Officer (and principal accounting officer)

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-161052), filed with the Commission on August 5, 2009.