Form 10-Q
period 2011-03-31
Silverhill Management Services Inc
filed 2011-05-12
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X  .  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

OR

       .  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

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

NONE   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes   X  . No      .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

           Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 10, 2011, there were 4,212,000 shares of common stock, $0.001 par value per share, outstanding.

SILVERHILL MANAGEMENT SERVICES, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2011

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of March 31, 2011 (unaudited) and December 31, 2010.	4

		Statements of Operations for the three months ended March 31, 2011 and 2010; the three months ended March 31, 2011 and 2010; and the period from March 25, 2008 (Inception) through March 31, 2011 (unaudited).	5

		Statements of Stockholders’ Equity (Deficit) from Inception (March 25, 2008) to March 31, 2011 (unaudited).	6

		Statements of Cash Flow for the three months ended March 31, 2011 and 2010, and the period from March 25, 2008 (Inception) through March 31, 2011 (unaudited).	7

		Notes to Financial Statements (unaudited).	8

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	14

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	19

	Item 4T.	Controls and Procedures.	19

Part II.	Other Information
	Item 1.	Legal Proceedings.	21

	Item 1A.	Risk Factors	21

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	21

	Item 3.	Defaults Upon Senior Securities.	21

	Item 4.	(Removed and Reserved).	21

	Item 5.	Other Information.	21

	Item 6.	Exhibits.	21

Signatures			22

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Silverhill Management Services, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and that there will be little demand for the Company’s services and products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

PART I. FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$206	$242

Total Current Assets	206	242
Furniture and equipment, net	-	-

Total Assets	$206	$242

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$20,027	$20,663

Total Current Liabilities	20,027	20,663

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 10,000,000
shares authorized, none issued or outstanding	-	-
Common stock at $0.0001 par value: 50,000,000
shares authorized, 4,212,000 shares issued and outstanding	421	421
Additional paid-in capital	92,710	83,710
Deficit accumulated during the development stage	(112,952)	(104,552)

Total Stockholders' Deficit	(19,821)	(20,421)

Total Liabilities and Stockholders' Deficit	$206	$242

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Three Months	For the Three Months	March 25, 2008
	ended	ended	(Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$8,364	$7,545	$103,312
Officer compensation	-	-	7,500
General and administrative expenses	36	-	2,140

Total operating expenses	8,400	7,545	112,952

LOSS BEFORE INCOME TAXES	(8,400)	(7,545)	(112,952)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(8,400)	$(7,545)	$(112,952)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -
basic and diluted	4,212,000	4,212,000

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from March 25, 2008 (Inception) through March 31, 2011

	Common Stock, $0.0001 Par Value			Deficit accumulated
			Additional	During the	Total
	Number of Shares	Amount	Paid-in Capital	Development Stage	Stockholders' Deficit

Balance, March 25, 2008 (Inception)	-	$-	$-	$-	$-

Issuance of common stock for cash at $0.0001 per share
upon formation of the Company	3,960,000	396	-	-	396

Issuance of common stock for cash at $0.25 per share
on May 7, 2008	4,000	1	999	-	1,000

Issuance of common stock for cash at $0.25 per share
between July 15, 2008 and September 25, 2008	92,000	9	22,991	-	23,000

Issuance of common stock for cash at $0.25 per share
between October 3, 2008 and December 15, 2008	80,000	8	19,992	-	20,000

Net loss	-	-	-	(48,563)	(48,563)

Balance, December 31, 2008	4,136,000	414	43,982	(48,563)	(4,167)

Issuance of common stock for cash at $0.25 per share
between January 12, 2009 and January 27, 2009	28,000	3	6,997	-	7,000

Issuance of common stock for cash at $0.25 per share
between May 29, 2009 and June 18, 2009	24,000	2	5,998	-	6,000

Issuance of common stock for cash at $0.25 per share
on July 2, 2009	24,000	2	5,998	-	6,000

Net loss	-	-	-	(28,644)	(28,644)

Balance, December 31, 2009	4,212,000	421	62,975	(77,207)	(13,811)

Contributed capital for the quarter ending June 30, 2010	-	-	7,000	-	7,000

Contributed capital for the quarter ending September 30, 2010	-	-	5,000	-	5,000

Contributed capital for the quarter ending December 31, 2010	-	-	8,735	-	8,735

Net loss	-	-	-	(27,345)	(27,345)

Balance, December 31, 2010	4,212,000	421	83,710	(104,552)	(20,421)

Contributed capital for the quarter ending March 31, 2011	-	-	9,000	-	9,000

Net loss	-	-	-	(8,400)	(8,400)

Balance, March 31, 2011	4,212,000	$421	$92,710	$(112,952)	$(19,821)

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
			March 25, 2008
	For the Three Months ended	For the Three Months ended	(Inception) through
	March 31, 2011	March 31, 2010	March 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,400)	$(7,545)	$(112,952)

Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities:
Accrued expenses	(636)	7,545	20,027

NET CASH USED IN OPERATING ACTIVITIES	(9,036)	-	(92,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	63,396
Contribution to capital	9,000	-	29,735

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,000	-	93,131

NET CHANGE IN CASH	(36)	-	206

Cash at beginning of period	242	280	-

Cash at end of period	$206	$280	$206

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Silverhill Management Services, Inc.

(A Development Stage Company)

March 31, 2011 and 2010

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with SEC on March 31, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010; no gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended March 31, 2011 or 2010.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding for the interim period ended March 31, 2011 or 2010.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $112,952 at March 31, 2011 with a net loss of $8,400 and net cash used in operating activities of $9,036 for the interim period then ended, respectively, with no revenues earned since inception.

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

During the interim period ended March 31, 2011, the majority stockholder of the Company paid professional fees of $9,000 in aggregate on behalf of the Company.

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

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Silverhill Management Services, Inc., a Delaware corporation and development stage company, and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2010 audited financial statements and related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as amended and filed with the Securities and Exchange Commission on March 31, 2011.   Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW

Silverhill Management Services, Inc. (the “Company”) was incorporated in the State of Delaware on March 25, 2008 and established a fiscal year end of December 31.  It is a development stage Company.

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

Going Concern

To date the Company has little operations and no revenues and consequently has incurred recurring losses from operations.  Our independent public accounting firm has issued an opinion for Silverhill Management Services which includes a statement raising substantial doubt as to our ability to continue as a going concern.  No revenues are anticipated until we are able to implement our business plan.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (“US GAAP”).  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.  On an ongoing basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions.  We have identified the policies below as critical to our business operations and to the understanding of our financial results:

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Annual Report on Form 10-K filed with SEC on March 31, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at March 31, 2011 or December 31, 2010; no gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended March 31, 2011 or 2010.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding for the interim period ended March 31, 2011 or 2010.

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

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”), which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

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

PLAN OF OPERATION

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and related notes included elsewhere in this report.

We anticipate that our current cash and cash equivalents and cash generated from operations, if any, will be insufficient to satisfy our liquidity requirements for at least the next 12 months.  We will require additional funds prior to such time and the Company will seek to sell additional capital through private equity placements, debt or other sources of financing.  If we are unable to obtain sufficient additional financing, we may be required to reduce the scope of our business plan, which could harm our business, financial condition and operating results. Additional funding to meet our requirements may not be available on favorable terms, if at all.

Implementing our planned business operation is dependent on our ability to raise between $500,000 and $2,500,000 of additional capital after all offering expenses paid to a placement agent, attorneys, accountants and the like.

Our plan is to utilize such capital we raise in the next 12 months as follows:

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

 RESULTS OF OPERATIONS

Three-Month Periods Ended March 31, 2011 and March 31, 2010

We recorded no revenues for the three months ended March 31, 2011 and March 31, 2010.  For the period from March 25, 2008 (inception) through March 31, 2011, we recorded no revenues.

Operating expenses, consisting solely of professional fees and general and administrative expenses in the interim period ended March 31, 2011 consist $36 in general and administrative expenses, $7,058 in accounting and auditing fees and $1,306 in legal fees.  For the period from March 25, 2008 (inception) through March 31, 2011, we incurred operating expenses of $112,952.

Liquidity and Capital Resources

At March 31, 2011, we had a cash balance of $206.  We do not have sufficient cash on hand to commence our plan of operation for the next 12 months or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common or preferred stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4.   CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of March 31, 2011. Our disclosure controls and procedures were ineffective at the reasonable assurance level due to the two material weaknesses described below:

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

It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of certain events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. There were no changes in the Company’s internal controls over financial reporting during the most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company is not currently subject to any legal proceedings.  From time to time, the Company may become subject to litigation or proceedings in connection with its business, as either a plaintiff or defendant.  There are no such pending legal proceedings to which the Company is a party that, in the opinion of management, is likely to have a material adverse effect on the Company’s business, financial condition or results of operations.

ITEM 1A.   RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   (REMOVED AND RESERVED).

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

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

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-161052), filed with the Commission on August 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERHILL MANAGEMENT SERVICES, INC.
(Name of Registrant)

Date: May 12, 2011	By:	/s/ Emily Lussier
Name: Emily Lussier
Title: President and Chief Executive Officer

Date: May 12, 2011	By:	/s/ Robert Steele
Name: Robert Steele
Title: Secretary, principal financial officer and principal accounting officer

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-161052), filed with the Commission on August 5, 2009.