Form 10-Q
period 2011-06-30
Silverhill Management Services Inc
filed 2011-08-10
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Tyngsboro, Massachusetts 01879

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

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 5, 2011, there were 4,212,000 shares of common stock, $0.001 par value per share, outstanding.

SILVERHILL MANAGEMENT SERVICES, INC.

(A Development Stage Company)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2011

INDEX

Index			Page

Part I.	Financial Information
	Item 1.	Financial Statements

		Balance Sheets as of June 30, 2011 (unaudited) and June 30, 2010.	6

		Statements of Operations for the Six months ended June 30, 2011 and 2010; the three months ended June 30, 2011 and 2010; and the period from March 25, 2008 (Inception) to June 30, 2011 (unaudited).	7

		Statements of Stockholders’ Equity (Deficit) from Inception (March 25, 2008) to June 30, 2011 (unaudited).	9

		Statements of Cash Flow for the Six months ended June 30, 2011 and 2010, and for the period from March 25, 2008 (Inception) through June 30, 2011 (unaudited).	10

		Notes to Financial Statements (unaudited).	11

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	17

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	22

	Item 4.	Controls and Procedures.	22

Part II.	Other Information
	Item 1.	Legal Proceedings.	23

	Item 1A.	Risk Factors	23

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	23

	Item 3.	Defaults Upon Senior Securities.	23

	Item 4.	(Removed and Reserved).	23

	Item 5.	Other Information.	23

	Item 6.	Exhibits.	23

Signatures			23

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

Silverhill Management Services, Inc.

(A Development Stage Company)

June 30, 2011and 2010

Index to Financial Statements

Contents	Page(s)

Balance Sheets at June 30, 2011 (Unaudited) and December 31, 2010	6

Statements of Operations for the Six Months Ended June 30, 2011and 2010 and for the Period from March 25, 2008 (Inception) through June 30, 2011 (Unaudited)	7

Statements of Operations for the Three Months Ended June 30, 2011and 2010 (Unaudited)	8

Statement of Stockholders’ Deficit for the Period from March 25, 2008 (Inception) through June 30, 2011 (Unaudited)	9

Statements of Cash Flows for the Six Months Ended June 30, 2011and 2010 and for the Period from March 25, 2008 (Inception) through June 30, 2011 (Unaudited)	10

Notes to the Financial Statements (Unaudited)	11

PART I. FINANCIAL INFORMATION

ITEM   1.   FINANCIAL STATEMENTS.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS
CURRENT ASSETS:
Cash	$170	$242

Total Current Assets	170	242

Total Assets	$170	$242

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
Accrued expenses	$24,047	$20,663

Total Current Liabilities	24,047	20,663

STOCKHOLDERS' DEFICIT:
Preferred stock at $0.0001 par value: 10,000,000 shares authorized,
none issued or outstanding	-	-
Common stock at $0.0001 par value: 50,000,000 shares authorized,
4,212,000 shares issued and outstanding	421	421
Additional paid-in capital	92,710	83,710
Deficit accumulated during the development stage	(117,008)	(104,552)

Total Stockholders' Deficit	(23,877)	(20,421)

Total Liabilities and Stockholders' Deficit	$170	$242

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			For the Period from
	For the Six Months	For the Six Months	March 25, 2008
	ended	ended	(Inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$12,383	$13,245	$107,332
Officer compensation	-	-	7,500
General and administrative expenses	72	-	2,176

Total operating expenses	12,455	13,245	117,008

LOSS BEFORE INCOME TAXES	(12,455)	(13,245)	(117,008)

INCOME TAX PROVISION	-	-	-

NET LOSS	$(12,455)	$(13,245)	$(117,008)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -
basic and diluted	4,212,000	4,212,000

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

	For the Three Months	For the Three Months
	ended	ended
	June 30, 2011	June 30, 2010
	(Unaudited)	(Unaudited)

OPERATING EXPENSES:
Professional fees	$4,019	$5,700
General and administrative expenses	36	-

Total operating expenses	4,055	5,700

LOSS BEFORE INCOME TAXES	(4,055)	(5,700)

INCOME TAXES	-	-

NET LOSS	$(4,055)	$(5,700)

NET LOSS PER COMMON SHARE -
BASIC AND DILUTED:	$(0.00)	$(0.00)

Weighted Common Shares Outstanding -
basic and diluted	4,212,000	4,212,000

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from March 25, 2008 (Inception) through June 30, 2011

	Common Stock, $0.0001 Par Value			Deficit accumulated
	Number of Shares	Amount	Additional Paid-in Capital	During the Development Stage	Total Stockholders' Deficit
Balance, March 25, 2008 (Inception)	-	$-	$-	$-	$-
Issuance of common stock for cash at $0.0001 per share upon formation of the Company	3,960,000	396	-	-	396
Issuance of common stock for cash at $0.25 per share on May 7, 2008	4,000	1	999	-	1,000
Issuance of common stock for cash at $0.25 per share between July 15, 2008 and September 25, 2008	92,000	9	22,991	-	23,000
Issuance of common stock for cash at $0.25 per share between October 3, 2008 and December 15, 2008	80,000	8	19,992	-	20,000
Net loss	-	-	-	(48,563)	(48,563)
Balance, December 31, 2008	4,136,000	414	43,982	(48,563)	(4,167)
Issuance of common stock for cash at $0.25 per share between January 12, 2009 and January 27, 2009	28,000	3	6,997	-	7,000
Issuance of common stock for cash at $0.25 per share between May 29, 2009 and June 18, 2009	24,000	2	5,998	-	6,000
Issuance of common stock for cash at $0.25 per share on July 2, 2009	24,000	2	5,998	-	6,000
Net loss	-	-	-	(28,644)	(28,644)
Balance, December 31, 2009	4,212,000	421	62,975	(77,207)	(13,811)
Contributed capital for the quarter ending June 30, 2010	-	-	7,000	-	7,000
Contributed capital for the quarter ending September 30, 2010	-	-	5,000	-	5,000
Contributed capital for the quarter ending December 31, 2010	-	-	8,735	-	8,735
Net loss	-	-	-	(27,345)	(27,345)
Balance, December 31, 2010	4,212,000	421	83,710	(104,552)	(20,421)
Contributed capital for the quarter ending March 31, 2011	-	-	9,000	-	9,000
Net loss	-	-	-	(12,455)	(12,455)
Balance, June 30, 2011	4,212,000	$421	$92,710	$(117,008)	$(23,877)

See accompanying notes to the financial statements.

SILVERHILL MANAGEMENT SERVICES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			For the Period from
	For the Six Months	For the Six Months	March 25, 2008
	ended	ended	(Inception) through
	June 30, 2011	June 30, 2010	June 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(12,455)	$(13,245)	$(117,008)

Adjustments to reconcile net loss to net cash used in
operating activities
Changes in operating assets and liabilities:
Accrued expenses	3,384	6,245	24,047

NET CASH USED IN OPERATING ACTIVITIES	(9,071)	(7,000)	(92,961)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of common stock	-	-	63,396
Contribution to capital	9,000	7,000	29,735

NET CASH PROVIDED BY FINANCING ACTIVITIES	9,000	7,000	93,131

NET CHANGE IN CASH	(71)	-	170

Cash at beginning of period	242	280	-

Cash at end of period	$170	$280	$170

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

Silverhill Management Services, Inc.

(A Development Stage Company)

June 30, 2011and 2010

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

Basis of presentation – unaudited interim financial information

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

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

The Company’s significant estimates include income taxes provision and valuation allowance of deferred tax assets; the fair value of financial instruments; and the assumption that the Company will continue as a going concern.  Those significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, those estimates are adjusted accordingly. Actual results could differ from those estimates.

Fair value of financial instruments measured on a recurring basis

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

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amount of the Company’s financial assets and liabilities, such as cash and accrued expenses approximate their fair value because of the short maturity of the instrument.

Transactions involving related parties cannot be presumed to be carried out on an arm’s-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the Related parties include a. affiliates of the Company; b. Entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c. trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.principal owners of the Company; e. management of the Company; f. other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. Other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involvedb.  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

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

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

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

There were no potentially dilutive shares outstanding for the interim period ended June 30, 2011 or 2010.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $117,008 at June 30, 2011with a net loss of $12,455 and net cash used in operating activities of $9,071 for the interim period then ended, respectively, with no revenues earned since inception.

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

Additional paid-in capital

For the year ended December 31, 2010, the majority stockholder of the Company paid professional fees of $20,735 in aggregate on behalf of the Company.

For the interim period ended March 31, 2011, the majority stockholder of the Company paid professional fees of $9,000 in aggregate on behalf of the Company.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at June 30, 2011 or December 31, 2010; no gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended June 30, 2011 or 2010.

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

Net income (loss) per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period. There were no potentially dilutive shares outstanding for the interim period ended June 30, 2011 or 2010.

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

Recently issued accounting pronouncements

In January 2010, the FASB issued the FASB Accounting Standards Update No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820) Improving Disclosures about Fair Value Measurements,” which provides amendments to Subtopic 820-10 that requires new disclosures as follows:

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

In April 2010, the FASB issued ASU No. 2010-13, “ Compensation—Stock Compensation (Topic 718): Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades” (“ASU 2010-13”). This update provides amendments to Topic 718 to clarify that an employee share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, an entity would not classify such an award as a liability if it otherwise qualifies as equity. The amendments in ASU 2010-13 are effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010.

In August 2010, the FASB issued ASU 2010-21, “Accounting for Technical Amendments to Various SEC Rules and Schedules: Amendments to SEC Paragraphs Pursuant to Release No. 33-9026: Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies” (“ASU 2010-21”) , was issued to conform the SEC’s reporting requirements to the terminology and provisions in ASC 805, Business Combinations , and in ASC 810-10, Consolidation . ASU No. 2010-21 was issued to reflect SEC Release No. 33-9026, “Technical Amendments to Rules, Forms, Schedules and Codification of Financial Reporting Policies,” which was effective April 23, 2009. The ASU also proposes additions or modifications to the XBRL taxonomy as a result of the amendments in the update.

In August 2010, the FASB issued ASU 2010-22, “Accounting for Various Topics: Technical Corrections to SEC Paragraphs” (“ASU 2010-22”) , which amends various SEC paragraphs based on external comments received and the issuance of SEC Staff Accounting Bulletin (SAB) No. 112, which amends or rescinds portions of certain SAB topics.  The topics affected include reporting of inventories in financial statements for Form 10-Q, debt issue costs in conjunction with a business combination, sales of  stock by subsidiary, gain recognition on sales of business, business combinations prior to an initial public offering, loss contingent and liability assumed in business combination, divestitures, and oil and gas exchange offers.

In December 2010, the FASB issued the FASB Accounting Standards Update No. 2010-28  “Intangibles—Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts” (“ASU 2010-28”). Under ASU 2010-28, if the carrying amount of a reporting unit is zero or negative, an entity must assess whether it is more likely than not that goodwill impairment exists. To make that determination, an entity should consider whether there are adverse qualitative factors that could impact the amount of goodwill, including those listed in ASC 350-20-35-30. As a result of the new guidance, an entity can no longer assert that a reporting unit is not required to perform the second step of the goodwill impairment test because the carrying amount of the reporting unit is zero or negative, despite the existence of qualitative factors that indicate goodwill is more likely than not impaired. ASU 2010-28 is effective for public entities for fiscal years, and for interim periods within those years, beginning after December 15, 2010, with early adoption prohibited.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying  financial statements.

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

RESULTS OF OPERATIONS

Three-Month Periods Ended June 30, 2011 and June 30, 2010

We recorded no revenues for the three months ended June 30, 2011 and June 30, 2010.  For the period from March 25, 2008 (inception) through June 30, 2011, we recorded no revenues.

Operating expenses, consisting solely of professional fees and general and administrative expenses in the interim period ended June 30, 2011 consist of $36 in general and administrative expenses, as compared to $0 in general and administrative expenses for the period ended June 30, 2010; $1,500 in accounting and auditing fees, as compared to $0 in accounting and auditing fees for the period ended June 30, 2010; and $783.75 in legal fees, as compared to $5,700 in legal fees for the period ended June 30, 2010.  For the period from March 25, 2008 (inception) through June 30, 2011, we incurred operating expenses of $117,008.

Liquidity and Capital Resources

At June 30, 2011, we had a cash balance of $170.  We do not have sufficient cash on hand to commence our plan of operation for the next 12 months or to fund our ongoing operational expenses beyond 12 months.  We will need to raise funds to commence our plan of operation and fund our ongoing operational expenses.  Additional funding will likely come from equity financing from the sale of our common or preferred stock. If we are successful in completing an equity financing, existing shareholders will experience dilution of their interest in our Company.   We do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our plan of operation and ongoing operational expenses. In the absence of such financing, our business will likely fail.  There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing.  If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to complete our plan of operation and our business will fail.

Subsequent Events

None through date of this filing.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were ineffective as of June 30, 2011. Our disclosure controls and procedures were ineffective at the reasonable assurance level due to the two material weaknesses described below:

(i) We do not have written documentation of our internal control policies and procedures.  Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act which is applicable to us for the interim period ended June 30, 2011.  Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  (REMOVED AND RESERVED).

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

(a)  Exhibits required by Item 601 of Regulation SK.

Number	Description

3.1	Certificate of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-161052), filed with the Commission on August 5, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SILVERHILL MANAGEMENT SERVICES, INC.
(Name of Registrant)

Date: August 10, 2011	By:	/s/ Emily Lussier
Name: Emily Lussier
Title: President and Chief Executive Officer, principal financial officer and principal accounting officer

EXHIBIT INDEX

Number	Description

3.1	Certificate of Incorporation*
3.2	Bylaws*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the Registrant’s Form S-1 (file no. 333-161052), filed with the Commission on August 5, 2009.