Form 10-Q
period 2011-09-30
FUEL DOCTOR HOLDINGS, INC.
filed 2011-11-21
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 333-161052

FUEL DOCTOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2274999
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23961 Craftsman Road L

Calabasas, California  91302

 (Address of principal executive offices, zip code)

(818)-224-5678

(Registrant’s telephone number, including area code)

SILVERHILL MANAGEMENT SERVICES, INC.

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

Yes      . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 9, 2011, there were 12,816,100 shares of common stock, $0.001 par value per share, outstanding.

FUEL DOCTOR HOLDINGS, INC.

(FORMERLY SILVERHILL MANAGEMENT, INC.)

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Fuel Doctor Holdings, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and that there will be little demand for the Company’s services and products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1:  CONDENSED FINANCIAL STATEMENTS.

Fuel Doctor Holdings Inc.

(Formerly Silverhill Management Services, Inc.)

September 30, 2011 and 2010

Index to Consolidated Financial Statements

Fuel Doctor Holdings, Inc.
(Formerly Silverhill Management Services, Inc.)
Consolidated Balance Sheets
	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash	$4,797	$11,640
Accounts receivable	18,627	72,261
Inventories	947,227	1,379,795
Deferred sponsorship cost	233,338	-
Advance on purchases	270,000	-
Travel advances	33,145	35,012
Prepaid income tax	13,656	1,726
Total Current Assets	1,520,790	1,500,434

INVESTMENT	-	-

OFFICE EQUIPMENT:
Office equipment	41,628	29,523
Accumulated depreciation	(7,647)	(1,062)

OFFICE EQUIPMENT, net	33,981	28,461

SECURITY DEPOSIT	7,244	3,210
Total Assets	$1,562,015	$1,532,105
LIABILITIES AND EQUITY (DEFICIT)
CURRENT LIABILITIES:
Accounts payable	$382,710	$334,181
Credit card payable	-	64,444
Loans payable	213,000	-
Loans payable - related parties	410,000	-
Working capital advances	105,000	-
Due to factor	3,569	-
Advance from significant stockholder and officer	-	2,501
Accrued expenses and other current liabilities	286,616	94,352
Total Current Liabilities	1,400,895	495,478

LONG-TERM DEBT	101,732	101,732
LONG TERM DEBT - RELATED PARTIES	332,500	541,826
Total Long Term Liabilities	434,232	643,558
Total Liabilities	1,835,127	1,139,036

COMMITMENTS AND CONTINGENCIES
FUEL DOCTOR HOLDINGS, INC. STOCKHOLDER'S EQUITY (DEFICIT):
Preferred stock, $0.0001 par value; 43,000,000 shares authorized; none issued or outstanding
	-	-
Common stock, $0.0001 par value, 215,000,000 shares authorized, 12,473,600 and 8,500,000 shares issued and outstanding, respectively
	1,247	850
Additional paid-in capital	19,030	3,352,618
Retained earnings (deficit)	(293,389)	(2,960,399)
Total Fuel Doctor Holdings, Inc. Stockholder's Equity (Deficit)	(273,112)	393,069

NONCONTROLLING INTEREST	-	-

Total Equity (Deficit)	(273,112)	393,069
Total Liabilities and Equity (Deficit)	$1,562,015	$1,532,105

See accompanying notes to the Consolidated Financial Statements.

Fuel Doctor Holdings, Inc.
(Formerly Silverhill Management Services, Inc.)
Consolidated Statements of Operations

	For the Three Months Ended September 30, 2011	For the Three Months Ended September 30, 2010	For the Nine Months Ended September 30, 2011	For the Nine Months Ended September 30, 2010

	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net Revenues	$193,271	$243,465	$811,576	$603,329

Cost of Goods Sold
Cost of goods sold	177,539	207,053	576,578	514,591
Inventory obsolescence adjustments	-	-	52,580	-

Cost of Goods Sold	177,539	207,053	629,158	514,591

Gross Margin	15,732	36,412	182,418	88,738

Operating Expenses
Advertising and promotion	294,107	107,653	1,000,382	728,972
Commission	53,780	6,932	95,857	177,619
Compensation - officer	75,400	120,074	212,200	269,587
Product samples	155	101,454	19,197	103,019
Professional fees	194,443	34,891	393,781	117,752
Rent expenses	4,928	9,000	31,901	24,100
Research and development	-	47,778	-	72,778
General and administrative expenses	160,182	109,368	335,393	253,522
Total operating expenses	782,995	537,150	2,088,711	1,747,349

Loss from Continuing Operations before Other (Income) Expense	(767,263)	(500,738)	(1,906,293)	(1,658,611)

OTHER (INCOME) EXPENSE:
Interest expense	17,502	-	31,738	-
Other (income) expense	(5)	(421)	(24)	(421)
Other (income) expense, net	17,497	(421)	31,714	(421)

Loss from Continuing Operations before Income Tax	(784,760)	(500,317)	(1,938,007)	(1,658,190)

Income Tax	-	-	-	-

Loss from Continuing Operations before Noncontrolling Interest	(784,760)	(500,317)	(1,938,007)	(1,658,190)

Noncontrolling Interest	-	-	-	-

Loss from Continuing Operations	(784,760)	(500,317)	(1,938,007)	(1,658,190)

Discontinued Operations
Gain from disposal, net of tax	23,877	-	23,877	-
Income from discontinued operations	23,877	-	23,877	-
Net Loss	$(760,883)	$(500,317)	$(1,914,130)	$(1,658,190)

Net Income (Loss) Per Common Share - Basic and Diluted
Continuing operations	$(0.08)	$(0.06)	$(0.21)	$(0.20)
Discontinued operations	0.00	-	0.00	0.00
Total net loss per common share	$(0.08)	$(0.06)	$(0.21)	$(0.20)

Weighted average number of common shares outstanding: - basic and diluted	10,115,666	8,500,000	9,040,410	8,500,000

See accompanying notes to the Consolidated Financial Statements.

Fuel Doctor Holdings, Inc.
(Formerly Silverhill Management Services, Inc.)
Consolidated Statement of Stockholders' Equity (Deficit)
For the Nine Months Ended September 30, 2011
(Unaudited)

	Common Stock, $0.0001 Par Value		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, December 31, 2009	8,500,000	$850	$872,828	$(475,263)	$398,415

Capital contribution	-	-	2,479,790	-	2,479,790
					-
Net Loss	-	-	-	(2,485,136)	(2,485,136)

Balance, December 31, 2010	8,500,000	850	3,352,618	(2,960,399)	393,069

Capital contribution	-	-	215,000	-	215,000

Forgiveness of debt from significant stockholder	-	-	209,326	-	209,326

Issuance of common shares for conversion of working capital advances
	847,500	84	847,416	-	847,500

Net loss for the period from January 1, 2011 through August 23, 2011
	-	-	-	(1,620,741)	(1,620,741)

Reclassification of LLC accumulated deficit through August 23, 2011 as paid-in capital per SAB Topic 4B	-	-	(4,581,140)	4,581,140	-

Reverse acquisition adjustment	3,126,100	313	(24,190)	-	(23,877)

Net loss	-	-	-	(293,389)	(293,389)

Balance, September 30, 2011	12,473,600	$1,247	$19,030	$(293,389)	$(273,112)

See accompanying notes to the financial statements.

Fuel Doctor Holdings, Inc.
(Formerly Silverhill Management Services, Inc.)
Consolidated Statements of Cash Flows

	For the Nine Months!	For the Nine Months
	Ended	Ended
	September 30, 2011	September 30, 2010
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,914,130)	$(1,658,190)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expenses	6,585	467
Gain from discontinued operations, net of taxes	(23,877)	-
Changes in operating assets and liabilities:
Accounts receivable	53,634	(169,513)
Inventories	432,568	(1,075,293)
Deferred sponsorship cost	(233,338)	-
Advance on purchases	(270,000)	-
Travel advances	(634)	-
Prepaid income tax	(11,930)	(1,726)
Security deposit	(4,034)	-
Accounts payable	48,529	351,090
Credit cards payable	(64,444)	43,631
Accrued expenses and other current liabilities	195,833	63,817

Net cash used in operating activities	(1,785,238)	(2,445,717)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property, plant and equipment	(12,105)	(4,840)

Net cash used in investing activities	(12,105)	(4,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from loans payable	213,000	-
Proceeds from loans payable - related parties	410,000	-
Proceeds from working capital advances	105,000	97,111
Proceeds from long-term debt	-	101,732
Proceeds from long-term debt-related parties	-	347,488
Proceeds from sale of common stock	847,500	-
Capital contribution	215,000	1,960,790

Net cash provided by financing activities	1,790,500	2,507,121

NET CHANGE IN CASH	(6,843)	56,564

Cash at beginning of period	11,640	25,558

Cash at end of period	$4,797	82,122

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income tax paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Forgiveness of loan from significant stockholder and officer	$209,326	$-

See accompanying notes to the Consolidated Financial Statements.

Fuel Doctor Holdings, Inc.

(Formerly Silverhill Management Services, Inc.)

September 30, 2011 and 2010

Notes to the Consolidated Financial Statements

(Unaudited)

NOTE 1 - ORGANIZATION AND OPERATIONS

Fuel Doctor Holdings, Inc. (formerly Silverhill Management Services, Inc.)

Silverhill Management Services, Inc. was incorporated on March 25, 2008 under the laws of the State of Delaware.  Silverhill planned to offer business support services to proprietors, entrepreneurs, and small business owners. On September 1, 2011, Silverhill amended its Articles of Incorporation, and changed its name to Fuel Doctor Holdings, Inc. (“Fuel Doctor” or the “Company”) to reflect the business of Fuel Doctor, LLC (“FDLLC”) and Subsidiary.  The Company discontinued the development of its business support services upon the acquisition of FDLLC on August 24, 2011.

Fuel Doctor, LLC and subsidiary

Fuel Doctor, LLC was organized on May 5, 2009 under the laws of the State of California. FDLLC engages in the design, marketing and distribution of auto accessories.

On November 16, 2010, FDLLC formed Fuel Doctor Fuel Stations, LLC (“Fuel Stations”) under the laws of the State of California, whereby the Company owns 60% of the equity interest.  Fuel Stations plans to operate businesses associated with the sale and distribution of a gasoline food and beverage market, and associated Fuel Doctor Products.  Fuel Stations is currently inactive.

Acquisition of Fuel Doctor, LLC and subsidiary recognized as a reverse acquisition

On August 24, 2011, the Company consummated an Agreement and Plan of Reorganization (the “Plan”) by and among the Company, Fuel Doctor, LLC, a California limited liability company, Emily Lussier, the Company’s controlling shareholder, and the members of FDLLC.  Pursuant to the Plan, (i) Emily Lussier surrendered 3,485,000 shares, representing her controlling interest in the Company and resigned as an officer and director; the Company (ii) effectuated a 4.3 for 1 (1:4.3) forward stock split and issued 2,399,100 shares of its common stock to its pre-merger shareholders to give effect to the stock split; (iii) acquired 100% of the membership interests of FDLLC for 8,500,000 common shares of the Company; and (iv) converted working capital advances of $847,500 at $1.00 per share for 847,500 shares of the Company’s common stock. Total number of common shares issued represents approximately 74.7% of the Company outstanding stock immediately post acquisition; FDLLC became a wholly owned subsidiary of the Company; and the managers of FDLLC were appointed as the Officers and Directors of the Company. The merger between the Company and FDLLC has been treated as a reverse acquisition with FDLLC deemed the accounting acquirer and the Company deemed the accounting acquiree under the purchase method of accounting in accordance with section 805-10-55 of the FASB Accounting Standards Codification. The reverse merger is deemed a capital transaction and the net assets of FDLLC (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination.  The acquisition process utilizes the capital structure of the Company and the assets and liabilities of FDLLC which are recorded at historical cost.

The Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the LLC’s owner capital account inclusive of capital contributions of $3,777,794 and an accumulated deficit of ($4,581,140) as of August 23, 2011 to additional paid-in capital.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - unaudited interim consolidated financial information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2010 and notes thereto contained in the information filed as part of the Company’s Current Report on Form 8-K filed with the SEC on August 25, 2011.

Principles of consolidation

The consolidated financial statements include all accounts of the Company as of September 30, 2011, and for the period from August 24, 2011 (date of acquisition) through September 30, 2011; all accounts of the Fuel Doctor LLC as of September 30, 2011 and 2010, and for the interim periods then ended; all accounts of Fuel Stations as of September 30, 2011, and for the interim period then ended.  All inter-company balances and transactions have been eliminated.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

Use of estimates and assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; inventory valuation and obsolescence including values assigned and the market value of inventories; the carrying value, recoverability and impairment, if any, of long-lived assets, including the values assigned and the estimated useful lives of office equipment; interest rates, income tax rate, income tax provision and valuation allowance of deferred tax assets; and the assumption that the Company will continue as a going concern.  These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to these estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on historical experience and on various assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly reviews its estimates utilizing currently available information, changes in facts and circumstances, historical experience and reasonable assumptions. After such reviews, and if deemed appropriate, the estimates are adjusted accordingly.  Actual results could differ from the estimates.

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.   The three levels of fair value hierarchy defined by paragraph 820-10-35-37 are described below:

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

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts receivable, advance on purchases, prepaid income taxes, accounts payable, credit cards payable, accrued expenses and other current liabilities approximate their fair values because of the short maturity of these instruments.

The Company’s long-term debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2011 and December 31, 2010.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair value of non-financial assets or liabilities measured on a recurring basis

The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors.  Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; and (v) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income.

Cash equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts receivable and allowance for doubtful accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts. The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts. The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

There was $36,338 and $0 allowance for doubtful accounts at September 30, 2011 and December 31, 2010, respectively

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products ranging from three (3) months to nine (9) months, all of which are fully or partially refundable depending upon the terms and conditions of the purchase agreements.

Inventories

The Company values inventories, consisting of purchased goods for resale, at the lower of cost or market.  Cost is determined using the weighted average cost method.  The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Deferred sponsorship costs

Deferred costs represent the cost to sponsor the advertising campaign for 2011 NASCAR race season.  Deferred cost is carried at cost and amortized on a straight-line basis over the life of the sponsorship.

Office equipment

Office equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred. Depreciation of office equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful life of five (5) years.  Upon sale or retirement of office equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in statements of operations.

Investment

Investments - equity method and joint venture

The Company follows Topic 323 of the FASB Accounting Standards Codification to account for investment in stock of entities as a result of its ability to exercise significant influence over the operating and financial policies of these affiliates. Under ASC 323, investments of this nature are recorded at original cost and adjusted periodically to recognize its proportionate share of the entity's net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not recorded.

Investments - other

The Company follows Subtopic 325-20 of the FASB Accounting Standards Codification to account for its ownership interest in noncontrolled entities, particularly foreign. Under ASC 325-20, investments of this nature are initially recorded at cost. Income is recorded for dividends received that are distributed from net accumulated earnings of the investee subsequent to the date of investment. Dividends received in excess of earnings subsequent to the date of investment are considered a return of investment and are recorded as reductions in the cost of the investment. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred.

The Company records no value for its 5% ownership in its major foreign vendor A to Z Innovations Limited received on May 19, 2009 at no cost.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g. other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involvedb)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. mounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

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

Non-controlling interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in Fuel Stations, its majority owned subsidiary in the consolidated balance sheets within the equity section, separately from the Company’s members’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Fuel Stations.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance.

Revenue recognition

The Company follows paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition.  The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv)collectability is reasonably assured.

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as third party shipping companies and title transfers upon shipment, based on free on board (“FOB”) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.  When the Company recognizes revenue, no provisions are made for returns because, historically, there have been very few sales returns and adjustments that have impacted the ultimate collection of revenues.

Shipping and handling costs

The Company accounts for shipping and handling fees in accordance with paragraphs 605-45-45-19 through 605-45-45-23 of the FASB Accounting Standards Codification.  While amounts charged to customers for shipping products are included in revenues, the related costs are classified in cost of goods sold as incurred.

Advertising costs

Advertising costs are expensed as incurred.

Research and development

The Company follows paragraph 730-10-25-1 of the FASB Accounting Standards Codification and paragraph 730-20-25-11 of the FASB Accounting Standards Codification for research and development costs.  Research and development costs are charged to expense as incurred.  Research and development costs consist primarily of remuneration for research and development staff, depreciation and maintenance expenses of research and development equipment, material and testing costs for research and development as well as research and development arrangements with unrelated third party research and development institutions.  The research and development arrangements usually involve one specific research and development project.

Often times, the Company makes non-refundable advances upon signing of these arrangements.  The Company adopted paragraph 730-20-25-13 and 730-20-35-1 of the FASB Accounting Standards Codification for these non-refundable advances.  Non-refundable advance payments for goods or services that will be used or rendered for future research and development activities are deferred and capitalized.  Such amounts are recognized as an expense as the related goods are delivered or the related services are performed.  The management continues to evaluate whether the Company expect the goods to be delivered or services to be rendered.  If the management does not expect the goods to be delivered or services to be rendered, the capitalized advance payment are charged to expense.

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns.  Under this method, deferred tax assets and liabilities are based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the Consolidated Statements of Income and Comprehensive Income in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty (50) percent likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

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

Limitation on utilization of NOLs due to change in control

Pursuant to the Internal Revenue Code Section 382 (“Section 382”), certain ownership changes may subject the NOL’s to annual limitations which could reduce or defer the NOL.  Section 382 imposes limitations on a corporation’s ability to utilize NOLs if it experiences an “ownership change.”  In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percentage points over a three-year period.  In the event of an ownership change, utilization of the NOLs would be subject to an annual limitation under Section 382 determined by multiplying the value of its stock at the time of the ownership change by the applicable long-term tax-exempt rate. Any unused annual limitation may be carried over to later years.  The imposition of this limitation on its ability to use the NOLs to offset future taxable income could cause the Company to pay U.S. federal income taxes earlier than if such limitation were not in effect and could cause such NOLs to expire unused, reducing or eliminating the benefit of such NOLs.

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, which classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

Recently issued accounting pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•

An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•

In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•

Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all nonowner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2011, had a net loss and net cash used in operating activities for the interim period then ended.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORIES

Inventories at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Finished goods	$947,227	$1,379,795

	$947,227	$1,379,795

Slow-moving or obsolescence markdowns

The Company recorded $52,580 and $0 of inventory obsolescence adjustments for the interim period ended September 30, 2011 and 2010, respectively.

Lower of cost or market adjustments

There was no lower of cost or market adjustments for the interim period ended September 30, 2011 or 2010.

NOTE 5 - DEFERED SPONSORSHIP COST

NASCAR 2011 race season sponsorship

On April 22, 2011, the Company entered into a NASCAR sponsorship agreement for the 2011 race season.  Total payments required under this non-cancelable agreement were $700,000, of which $414,900 has been paid through date of filing and $285,100 are past due.

 The Company is amortizing the $700,000 over the term of the sponsorship. The unamortized balance of $233,338 is shown as deferred sponsorship costs on the consolidated balance sheets. The amortized expense of $466,662 is included in Advertising and promotion in the consolidated statements of operations for the interim period ended September 30, 2011.

NOTE 6 – OFFICE EQUIPMENT

Office equipment, stated at cost, less accumulated depreciation at September 30, 2011 and December 31, 2010 consisted of the following:

	Estimated Useful Life (Years)	September 30, 2011	December 31, 2010

Office equipment	5	$41,628	$29,523

		41,628	29,523

Less accumulated depreciation		(7,647)	(1,062)

		$33,981	$28,461

Depreciation expense

Depreciation expense for the interim periods ended September 30, 2011 and 2010 was $6,585 and $467, respectively.

NOTE 7 – WORKING CAPITAL ADVANCES AND DUE TO FACTOR

Working capital advances

For the interim period ended September30, 2011, the Company received non-interest bearing working capital advances of $105,000, all of which were converted into common shares of the Company at $1.00 per share in October, 2011.

Due to factor

In May 2011, the Company entered into a one year factoring and security agreement with a factoring firm. Under the factoring agreement, the factor purchases the Company’s accounts at the its net face amount less an initial factoring fee; the factor advances 75 percent of the account balance to the Company, and the remaining amount will be withheld in a non-interest bearing Reserve Account. The factoring fee is computed as a percentage of the face amount of the accounts as follows: 1.5% fee for invoices paid within 30 days of the down payment date with an additional 1.0% for each 15 day period thereafter.   Accounts purchased by the factor are with full recourse with the Company within 120 days from the invoices date. The factoring transaction is treated as a loan, with the receivables used as collateral.

For the interim period ended September 30, 2011 and 2010, the Company paid $6,351 and $0 in aggregate as interest expense to the factor, respectively.

NOTE 8 – LOANS PAYABLE

Loans payable at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Loan payable with fixed interest of $4,000, principal and interest due January 28, 2012	$50,000	$-

Loan payable with fixed interest of $11,000, principal and interest due January 28, 2012	100,000	-

Loan payable with interest at 2% per annum, principal and interest due June 1, 2012	12,000	-

Loan payable with interest at 8% per annum, principal and interest due March 1, 2012	25,000	-

Loan payable with interest at 2% per annum, principal and interest due December 20, 2011	26,000	-

	$213,000	$-

NOTE 9 – LONG-TERM DEBT

Long-term debt at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Note payable with interest at 2% per annum, principal and interest due January 28, 2013	$101,732	$101,732

Less current maturities	(-)	(-)

LONG-TERM DEBT, net of current maturities	$101,732	$101,732

NOTE 10 – RELATED PARTY TRANSACTIONS

Related parties

Related parties with whom the Company had transactions are:

Related Parties	Relationship

Mark Soffa	Significant Stockholder of the Company

Joel Gillis	Significant Stockholder of the Company

Ed Wishner	Significant Stockholder of the Company

Nationwide	An entity owned by two significant stockholders of the Company

Loans payable – related parties

Loans payable – related parties at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Loan from significant stockholder, with interest at 2% per annum, due December 31, 2011	$90,000	$-

Loan from Nationwide with interest at 2% per annum, principal and interest due December 7, 2011	320,000	-

	$410,000	$-

Long term debt – related parties

Long term debt – related parties at September 30, 2011 and December 31, 2010 consisted of the following:

	September 30, 2011	December 31, 2010

Loan from significant stockholder*	$-	$209,326

Loan from a significant stockholder, with interest at 2% per annum, principal and interest due January 28, 2013	125,000	125,000

Loan from a significant stockholder, with interest at 2% per annum, principal and interest due January 28, 2013	207,500	207,500

Long-term debt – related parties	332,500	541,826

Less current maturities	(-)	(-)

Long-term debt – related parties, net current maturities	$332,500	$541,826

* On September 30, 2011 a significant stockholder of the Company forgave the entire loan balance of $209,326 and contributed as capital on June 30, 2011.

NOTE 11 – STOCKHOLDERS’ DEFICIT

Shares authorized

Upon formation, the total number of shares of all classes of stock which the Company is authorized to issue is Sixty Million (60,000,000) shares of which Ten Million (10,000,000) shares shall be Preferred Stock, par value $.0001 per share, and  Fifty Million (50,000,000) shares shall be Common Stock, par value $.0001 per share.

On September 1, 2011, the Company filed a Certificate of Amendment of Certificate of Incorporation, and increased its total number of shares of all classes of stock which the Company is authorized to issue to Two Hundred Fifty Eight Million (258,000,000) shares inclusive of Forty Three Million (43,000,000) shares of Preferred Stock, par value $.0001 per share, and Two Hundred Fifteen Million (215,000,000) shares of Common Stock, par value $.0001 per share.

Common stock

On August 24, 2011, in connection with the closing of the Agreement and Plan of Reorganization, the Company (i) canceled 3,485,000 shares of its common stock, (ii) effectuated a 4.3 for 1 (1:4.3) forward stock split (“Forward Stock Split”) and issued 2,399,100 shares of its common stock to its pre-merger shareholders to give effect to the stock split; (iii) issued 8,500,000 shares of its common stock to the members of FDLLC in exchange for 100% of FDLLC membership interest, and (iv) issued 847,500 shares of its common stock to 25 shareholders for conversion of FDLLC working capital advances of $847,500 at $1.00 per share

All shares and per share amounts in the consolidated financial statements have been adjusted to give retroactive effect to the Forward Stock Split.

Additional paid-in capital

On August 24, 2011, as part of the reverse merger, the Company applied paragraph 505-10-S99-3 of the FASB Accounting Standards Codification (formerly Topic 4B of the Staff Accounting Bulletins (“SAB”) (“SAB Topic 4B”) issued by the U.S. Securities and Exchange Commission (the “SEC”), by reclassifying the LLC’s owner capital account inclusive of capital contribution of $3,777,794 and an accumulated deficit of ($4,581,140) as of August 23, 2011 to additional paid-in capital.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

Exclusive agency agreement

On August 15, 2009, the Company entered into an exclusive agency agreement (the “Exclusive Agency Agreement”) to distribute and market a fuel saving component, which reduces the utilization of gas known as “fuel doctor” (the “Product”) for the territories of the U.S. and Canada with A to Z Innovations, Limited (“Vendor”), the owner of the patent to the product.  On December 15, 2009, both parties amended the Exclusive Agency Agreement to set the minimum number of units requirement under the Exclusive Agency Agreement. On February 1, 2011, both parties amended the Exclusive Agency Agreement to expand the exclusive territories of distribution to worldwide from the U.S. and Canada. Pursuant to the terms of the amendment, in order for the Company to maintain its exclusive distribution right, the Company must purchase a minimum number of the product, FD-47, during the yearly periods as set forth below:

Contract Year Ending:	Minimum Number of Units Requirement
First year (12/15/2009-12/14/2010)	110,000
Second year (12/15/2010-12/14/2011)	200,000
Third year (12/15/2011-12/14/2012)	500,000
Fourth year (12/15/2012-12/14/2013)	700,000
Fifth year (12/15/2013-12/14/2014)	1,000,000

As of December 14, 2010, the Company purchased 135,000 units.

As of September 30, 2011, the Company deposited $270,000 with the vendor for the purchase of 200,000 units of FD-47.

Legal proceeding

On March 16, 2011, the Company was named as a party to a lawsuit filed by Mlissa Drinville (Mlissa Drinville v. Fuel Doctor, LLC) in the Los Angeles Superior Court (Case No. BC457475).  The plaintiff alleges that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  The management of the Company believes that this lawsuit is without merit and the Company will vigorously defend itself in this lawsuit.

Operating lease

On April 19, 2011, the Company entered into a non-cancelable operating lease for approximate 5,188 square feet of office space, effective June 15, 2011 and expiring on June 30, 2014.  Future minimum payments required under this non-cancelable operating lease are as follows:

Year ending December 31:

2011 (remainder of year)	$14,784

2012	59,136

2013	59,136

2014	29,568

$162,624

NOTE 13 – CONCENTRATIONS AND CREDIT RISK

Customer and credit concentrations

Customer concentrations for the interim period ended September 30, 2011 and 2010 and credit concentrations at September  30, 2011 and December 31, 2010 are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable at
	September 30, 2011	September 30, 2010	September 30, 2011	December 31, 2010

Customer A - Heartland America	42.0%	48.0%	-%	84.0%

Customer B - Best Buy	-%	33.0%	-%	5.0%

Customer C - Advanced Auto Parts Inc.	22.0%	-%	-%	-%

Customer E- Canadian Tire Corporation	23.0%	-%	-%	-%

	87.0%	81.0%	-%	89.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

Vendor concentrations for the interim period ended September 30, 2011 and 2010 and accounts payable concentrations at September 30, 2011 and December 30, 2010 are as follows:

	Net Purchases for the Interim Period Ended		Accounts Payable at
	September 30, 2011	September 30, 2010	September 30, 2011	December 31, 2010

Vendor A - A to Z Innovations	-%	88.0%	-%	91.0%

Vendor B - Turn on Racing	-%	-%	28.0%	-%

Vendor C - TazPack	60.0%	-%	-%	-%

Vendor D - Swinda International	36.0%	-%	%	-%

	96.0%	88.0%	28.0%	91.0%

Product concentration

The Company owns the exclusive marketing and distribution right to the product it distributes and this product accounted for all of the sales for the interim period ended September 30, 2011 and 2010.

NOTE 14 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

On November 3, 2011, the Company converted (i) $101,732 of long term debt from a third party into 101,732 shares of its common stock; and (ii) $202,000 of loans payable into 202,000 shares of its common stock.

On November 3, 2011, the Company’s significant stockholders forgave short term loans of $410,000 and long term debt of $332,500, totaling $745,000, which were recorded as contributed to capital.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Fuel Doctor Holdings, Inc., a Delaware corporation and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2010 audited financial statements and related notes included in the Company’s Current Report on Form 8-K for the fiscal year ended December 31, 2010, as amended and filed with the Securities and Exchange Commission on November 14, 2011. Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

Fuel Doctor Holdings, Inc. (the “Company”, formerly Silverhill Management Services, Inc.) was incorporated in the State of Delaware on March 25, 2008 and established a fiscal year end of December 31.  On August 24, 2011 Silverhill Management Services, Inc.(SLHL) entered into an Agreement and Plan of Reorganization (the “Plan”) by and among SLHL, Fuel Doctor, LLC, a California limited liability company (“FDLLC”), Emily Lussier, SLHL’s controlling shareholder, and a certain member of FDLLC. At the completion of this merger, the company was renamed as Fuel Doctor Holdings, Inc.

The Company is the exclusive distributor for the United States and Canada of a fuel efficiency booster (the FD-47), which plugs into the lighter socket/power port of a vehicle and increases the vehicle's miles per gallon through the power conditioning of the vehicle's electrical systems.  The Company has also developed, and plans on continuing to develop, certain related products.  As a motor vehicle matures, the power systems tend to generate and experience more electrical noise or interference or (in other words) electrical “noise.” This electrical noise is a disturbance that affects an electrical circuit due to either electromagnetic conduction or electromagnetic radiation emitted from an external source.  The main contributors to this electrical noise in motor vehicles include fan motors, air conditioners, audio devices, lighting, weak grounds, and dirty/loose contacts.  This electrical noise can have many detrimental effects on a vehicle’s systems, and may interrupt, obstruct, or otherwise degrade or limit the effective performance and efficiency of an electrical circuit.  In a more extreme variation, electromagnetic interference is used for military applications, such as radio jamming.

In recent years, automakers have moved to electronic engine controls (including throttles) and away from mechanical controls in an effort to meet tighter federal fuel and emissions regulations.  These electronic controls allow far more precise control of the engine operation and fuel use.  However, experts believe electrical signals from other onboard electronic components can impair the performance of the electronic engine controls.  Car manufacturers have for some time been incorporating technology for the filtering of the power systems throughout their vehicle.  However with time, tolerances change, noise levels increase, and connections weaken or loosen from vibrations.  As a result, the negative effects of electrical noise increase over time.  The Company believes that the result of this is a decline in fuel efficiency as a motor vehicle gets older.

The technology used by the FD-47 increases a vehicle’s miles per gallon (MPG) through power conditioning of the vehicle’s electrical systems.  Its technology is covered by pending patent application No. 12/426,294 to the United States Patent and Trademarks Office (Local patent) and application Number PCT/IL2009/001156 to the Patent Cooperation Treaty (PCT) (International Patent).  A to Z innovations, a company incorporated under the law of Hong Kong, owns this technology.  The Company is a 5% shareholder in A to Z innovations.

The FD-47 simply plugs into the lighter socket/power port and the power conditioning qualities of the FD-47 help reduce and remove electrical noise and restore a vehicle’s efficiency.  The FD-47 is designed for the automotive marketplace of vehicles that are 24 months and older.  The FD-47 increases a vehicle’s miles per gallon (MPG) through power conditioning of the vehicle’s electrical systems.  Conditioned and clean power allows the vehicle’s engine control unit (ECU) (also known as power-train control module [PCM], or engine control module [ECM]), fuel injection and engine timing equipment to operate more efficiently.  The FD-47 helps to condition the power back to where it was when the vehicle was brand new.

Another benefit of the technology incorporated into the FD-47 is the positive environmental effects.  When a vehicle’s engine runs more efficiently, it will require less fuel, produce more power and have reduced exhaust emissions (namely, carbon dioxide or CO2).  The carbon from the gasoline mixes with oxygen from the air.  Gasoline consists mostly of hydrocarbons, i.e. chains of carbon encircled by atoms of hydrogen.  When the hydrocarbons burn; they break apart and recombine with air. This reaction produces heat, as well as two chemical byproducts: water and carbon dioxide. Octane consists of eight atoms of carbon and 18 atoms of hydrogen, written as C8H18.  If the octane breaks down and mixes with enough oxygen (02), the results are atoms of carbon, hydrogen, and oxygen, making eight molecules of carbon dioxide (CO2) and nine molecules of water (H20). The eight molecules of CO2 weigh about three times more than the one molecule of octane that began this process.  For each gallon of gas burned by a vehicle, 19 pounds of carbon dioxide are released.  Management believes that as a result of reduced fuel consumption the vehicle’s exhaust emissions are less and less fuel consumed results in less exhaust emissions.  Although we have no quantitative data, we believe that a side benefit of the FD-47is that it helps to protect the environment.

In addition to decreased fuel consumption and reduced exhaust emissions, testers and users of the FD-47 have reported several additional benefits; including increased power, smoother transmission shifting, better firing, and easier starting.

The FD-47 has been tested in both the laboratory and in the field by major accredited test facilities. These facilities include:

•

BOSCH Ledico

•

Intertek USA

•

Kett Engineering

•

Test Car Engineering

RESULTS OF OPERATION

Results of Operations for the Three Month Ended September 30, 2011 and 2010

Net Sales: Net sales for the three month period ended September 30, 2011 and 2010   were $193,271 and $243,465, respectively.  For sales to increase at the rate that management expects, the Company will need to raise capital to support this growth.  As of September 30, only a few retailers accounted for the majority of our sales.  The Company is in a transition period and is in the process of putting its sales efforts into a direct television and radio marketing campaign through the use of infomercials and web marketing strategies.

Cost of Sales: The Cost of Sales for the three month period ended September 30, 2011 and 2010 was $177,539 and $207,053. Due to the decrease in sales for the comparable period and the related decrease in volume discounts, the percentage of COGS increased for the three month period ended September 30, 2011 as compared to the similar period ended September 30, 2010.

Operating expenses: Operating expenses for the three month period ended September 30, 2011 and 2010 were $782,995 and $746,476, respectively.  This increase was due primarily to the addition of new employees and costs associated with becoming a public reporting company.

Results of Operations for the Nine Month Ended September 30, 2011 and 2010

Net Sales: Net sales for the Nine Month Ended September 30, 2011 and 2010 were $811,576 and $603,329, respectively.  For sales to increase at the rate that management expects, the Company will need to raise capital to support this growth.  As of September 30, only a few retailers accounted for the majority of our sales.  The Company is in a transition period and is in the process of putting its sales efforts into a direct television and radio marketing campaign through the use of infomercials and web marketing strategies.

Cost of Sales: The Cost of Sales for the Nine Month Ended September 30, 2011 and 2010 was $629,158 and $514,591. Although the percentage of COGS is decreasing, it is still considerably higher than desired. Management is working to reduce its product costs during  the next fiscal year.

Operating expenses: Operating expenses for the Nine Month Ended September 30, 2011 and 2010 were $2,088,711 and $1,956,675, respectively.  This increase was due primarily to the addition of new employees and costs associated with becoming a public reporting company.  Management intends to reduce its operating expenses during the next reporting period.

LIQUIDITY AND CAPITAL RESOURCES

We have experienced net losses of $760,883 and $709,643 for the three months ended September 30, 2011 and 2010, respectively and net losses of $1,914,130 and $1,867,516 for the nine months ended September 30, 2011 and 2010. At September 30, 2011, we had $4,797 in cash. We currently do not have significant revenue producing operations, and we must sustain operations through equity and debt financing.

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

Going Concern

To date the Company has little operations and no revenues and consequently has incurred recurring losses from operations.  Our independent public accounting firm has issued an opinion for Fuel Doctor Holdings which includes a statement raising substantial doubt as to our ability to continue as a going concern.  No revenues are anticipated until we are able to implement our business plan.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at September 30, 2011 or December 31, 2010; no gains or losses are reported in the statements of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the interim periods ended September 30, 2011 or 2010.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, our principal executive officer and our principal financial officer are responsible for conducting an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as of the end of the fiscal year covered by this report.  Disclosure controls and procedures means that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, including any consolidating subsidiaries, and was made known to us by others within those entities, particularly during the period when this report was being prepared.  Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

There was no change in our internal controls over financial reporting during our fiscal quarter ended September 30, 2011, that materially affected or is reasonably likely to materially affect, our internal controls over financial reporting, as defined in Rules 13a-15 and 15d-15 under the Exchange Act.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company is a defendant in a matter entitled Drinville, on behalf of herself and others similarly situated v. Fuel Doctor, LLC and DOES 1-20, Inclusive filed March 16, 2011 in the Superior Court of the State of California for the County of Los Angeles.  This purported class action alleges violation of various violations of California statutes principally related to false advertising and consumer protection in that the company’s products are alleged not to provide the benefits claimed.  The suit seeks class certification, unspecified damages and exemplary damages, among other things.  The lawsuit is in an early stage and the Company will vigorously defend the same.

Another Federal lawsuit against the company alleging false patent claims has been voluntarily dismissed, without prejudice, by the plaintiff.

Until our product is established in the market and its benefits accepted, we may anticipate these types of lawsuits will be brought from time to time.

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
32.1 32.2

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

FUEL DOCTOR HOLDINGS, INC.
(Name of Registrant)

Date: November 14, 2011	By:	/s/ Mark Soffa
Name: Mark Soffa
Title: President and Chief Executive Officer /s/ Joseph R. Rodriguez, Jr Name: Joseph R. Rodriguez, Jr. Title: CFO

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002