Form 10-Q/A
period 2011-09-30
FUEL DOCTOR HOLDINGS, INC.
filed 2012-01-23
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

Yes      . No  X .

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

Explanatory Note

We are filing this Amendment No. 1 to our Quarterly Report for the quarterly period ended September 30, 2011 (the “Amendment”) as originally filed with the Securities and Exchange Commission (the “SEC”) on November 21, 2011 (the “Original Filing”) to correct the statement on the cover page of whether or not the Company is a shell company.  The Original Filing inadvertently stated that the Company was a shell company.  The Company had previously disclosed in a Current Report on Form 8-K filed with the SEC on August 26, 2011 that is was no longer a shell company. Except as described above, no other information in the Original Filing has been updated and this Amendment continues to speak as of the date of the Original Filing. Other events occurring after the filing of the Original Filing or other disclosure necessary to reflect subsequent events will be addressed in other reports filed with or furnished to the SEC subsequent to the date of the filing of the Original Filing.

FUEL DOCTOR HOLDINGS, INC.

(FORMERLY SILVERHILL MANAGEMENT, INC.)

QUARTERLY REPORT ON FORM 10-Q/A

FOR THE PERIOD ENDED SEPTEMBER 30, 2011

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q/A of Fuel Doctor Holdings, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements,” as defined in the United States Private Securities Litigation Reform Act of 1995.  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and that there will be little demand for the Company’s services and products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

Our management has included projections and estimates in this Form 10-Q/A, which are based primarily on management’s experience in the industry, assessments of our results of operations, discussions and negotiations with third parties and a review of information filed by our competitors with the SEC or otherwise publicly available.  We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following information should be read in conjunction with (i) the financial statements of Fuel Doctor Holdings, Inc., a Delaware corporation and the notes thereto appearing elsewhere in this Form 10-Q together with (ii) the more detailed business information and the December 31, 2010 audited financial statements and related notes included in the Company’s Current Report on Form 8-K for the fiscal year ended December 31, 2010, as amended and filed with the Securities and Exchange Commission on November 14, 2011. Statements in this section and elsewhere in this Form 10-Q/A that are not statements of historical or current fact constitute “forward-looking” statements

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

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

•

Test Car Engineering

RESULTS OF OPERATION

Results of Operations for the Three Month Ended September 30, 2011 and 2010

Net Sales : Net sales for the three month period ended September 30, 2011 and 2010   were $193,271 and $243,465, respectively.  For sales to increase at the rate that management expects, the Company will need to raise capital to support this growth.  As of September 30, only a few retailers accounted for the majority of our sales.  The Company is in a transition period and is in the process of putting its sales efforts into a direct television and radio marketing campaign through the use of infomercials and web marketing strategies.

Cost of Sales : The Cost of Sales for the three month period ended September 30, 2011 and 2010 was $177,539 and $207,053. Due to the decrease in sales for the comparable period and the related decrease in volume discounts, the percentage of COGS increased for the three month period ended September 30, 2011 as compared to the similar period ended September 30, 2010.

Operating expenses : Operating expenses for the three month period ended September 30, 2011 and 2010 were $782,995 and $746,476, respectively.  This increase was due primarily to the addition of new employees and costs associated with becoming a public reporting company.

Results of Operations for the Nine Month Ended September 30, 2011 and 2010

Net Sales : Net sales for the Nine Month Ended September 30, 2011 and 2010 were $811,576 and $603,329, respectively.  For sales to increase at the rate that management expects, the Company will need to raise capital to support this growth.  As of September 30, only a few retailers accounted for the majority of our sales.  The Company is in a transition period and is in the process of putting its sales efforts into a direct television and radio marketing campaign through the use of infomercials and web marketing strategies.

Cost of Sales : The Cost of Sales for the Nine Month Ended September 30, 2011 and 2010 was $629,158 and $514,591. Although the percentage of COGS is decreasing, it is still considerably higher than desired. Management is working to reduce its product costs during  the next fiscal year.

Operating expenses : Operating expenses for the Nine Month Ended September 30, 2011 and 2010 were $2,088,711 and $1,956,675, respectively.  This increase was due primarily to the addition of new employees and costs associated with becoming a public reporting company.  Management intends to reduce its operating expenses during the next reporting period.

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

FUEL DOCTOR HOLDINGS, INC.
(Name of Registrant)

Date: January 23, 2012	By:	/s/ Mark Soffa
Name: Mark Soffa
Title: President and Chief Executive Officer

EXHIBIT INDEX

Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002