Form 10-K
period 2011-12-31
FUEL DOCTOR HOLDINGS, INC.
filed 2012-05-22
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

   X  . ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED: DECEMBER 31, 2011

       . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _______________

Commission File Number: 333-161052

FUEL DOCTOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	26-2274999 (I.R.S. Employer Identification No.)

23961 Craftsman Road, Suite LM, Calabasas, CA  91302

(Address of principal executive offices) (Zip Code)

(818) 224-5678

(Registrant's telephone number)

N/A
(Former Name, Former Address and Former Fiscal Year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None

Securities registered pursuant to section 12(g) of the Act:

Title of class: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes      . No   X  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No   X  .

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X  . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   X  . No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No   X  .

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $5,484,937.31 computed by reference to the closing price of the common stock on September 26, 2011, the first day our common stock was quoted on the Over-the-Counter Bulletin Board. For purposes of the above statement only, all directors, executive officers and 10% shareholders are assumed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purpose.

As of May 15, 2012 the registrant had 13,252,363 shares of common stock, par value $0.001 per share outstanding.

 FUEL DOCTOR HOLDINGS, INC.

FORM 10-K

INDEX

PART I

This Annual Report on Form 10-K for Fuel Doctor Holdings, Inc. may contain forward-looking statements. Such forward-looking statements are characterized by future or conditional verbs such as "may," "will," "expect," "intend," "anticipate," believe," "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss future expectations and plans, which contain projections of future results of operations or financial condition or state other forward-looking information. Such statements are only predictions and our actual results may differ materially from those anticipated in these forward-looking statements. We believe that it is important to communicate future expectations to investors. However, there may be events in the future that we are not able to accurately predict or control. Factors that may cause such differences include, but are not limited to, those discussed under Item 1A. Risk Factors and elsewhere in this Form 10-K for the year ended December 31, 2011, as filed with the Securities and Exchange Commission, or SEC, including the risk that we will not obtain market acceptance of our products, the risks associated with dependence upon key personnel and the need for additional financing. We do not assume any obligation to update forward-looking statements as circumstances change except as required by law.

In this annual report on Form 10-K references to “we, “our,” The “Company,” or “Fuel Doctor” refer collectively to Fuel Doctor Holdups, Inc. and its subsidiaries.

ITEM 1.  BUSINESS.

Corporate Structure and Organizational History

The Company was incorporated in the State of Delaware on March 25, 2008 under the name “Silver Hill Management Services, Inc.”  On  September 1, 2011 we amended  its Certificate of Incorporation  to  change  the Company's  name  to  "Fuel Doctor Holdings,  Inc." to better reflect the business of Fuel Doctor, LLC (“FDLLC”).  The Company discontinued the development of its business support services upon the acquisition of FDLLC on August 24, 2011.

Merger with Fuel Doctor LLC

On August 24, 2011 the Company entered into an Agreement and Plan of Reorganization (the “Plan”) by and among the Company, FDLLC, Emily Lussier, the Company’s controlling shareholder, and certain members of FDLLC. Pursuant to the terms of the Plan, 100% of the issued and outstanding membership interests of FDLLC were exchanged for 9,367,500 post-split shares of the Company’s common stock, representing approximately 75% of our outstanding shares following the consummation of the transactions contemplated by the Plan.  A closing under the Plan was held on August 31, 2011.   As a result of the Plan, FDLLC became our wholly-owned subsidiary, with FDLLC’s former interestholders acquiring a majority of the outstanding shares of our common stock.  Fuel Doctor LLC was incorporated in the State of California in June 2009 and remains our operating company.

Business Overview

The Company is the exclusive distributor for the United States and Canada of a fuel efficiency booster (the FD-47), which plugs into the lighter socket/power port of a vehicle and increases the vehicle's miles per gallon through the power conditioning of the vehicle's electrical systems.  The Company has also developed, and plans on continuing to develop, certain related products.  For the fiscal year ending December 31, 2011 the Company had a Net Loss of ($2,691,124) and a burn rate of approximately $200,000 per month.   For the fiscal year ending December 31, 2010 the Company had a Net Loss of ($2,485,136) and a burn rate of approximately $207,000 per month. From Inception (May 5, 2009) through December 31, 2011 the Company had an accumulated deficit of ($5,597,523).  As of December 31, 2011, the Company had approximately 30 days of capital available given its current burn rate.

Products

Background on The Company’s Primary Product

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

Features of The Company’s Primary Product

The technology used by the FD-47 increases a vehicle’s miles per gallon (MPG) through power conditioning of the vehicle’s electrical systems. Its technology is covered by pending patent application No. 12/426,294 to the United States Patent and Trademarks Office (Local patent) and application Number PCT/IL2009/001156 to the Patent Cooperation Treaty (PCT) (International Patent).  Subsequently, A to Z Innovations, a company incorporated under the law of Hong Kong (“A to Z”), acquired all patent rights to the FD-47 technology.  The shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor. As of the date of this Annual Report on Form 10-K, A to Z is in the process of preparing the transfer.

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

Another benefit of the technology incorporated into the FD-47 is the positive environmental effects.  When a vehicle’s engine runs more efficiently, it will require less fuel, produce more power and have reduced exhaust emissions (namely, carbon dioxide or CO2). The carbon from the gasoline mixes with oxygen from the air.  Gasoline consists mostly of hydrocarbons, i.e. chains of carbon encircled by atoms of hydrogen.  When the hydrocarbons burn; they break apart and recombine with air. This reaction produces heat, as well as two chemical byproducts: water and carbon dioxide. Octane consists of eight atoms of carbon and 18 atoms of hydrogen, written as C8H18.  If the octane breaks down and mixes with enough oxygen (02), the results are atoms of carbon, hydrogen, and oxygen, making eight molecules of carbon dioxide (CO2) and nine molecules of water (H20). The eight molecules of CO2 weigh about three times more than the one molecule of octane that began this process.  For each gallon of gas burned by a vehicle, 19 pounds of carbon dioxide are released.   Management believes that as a result of reduced fuel consumption the vehicle’s exhaust emissions are less and less fuel consumed results in less exhaust emissions.  Although we have no quantitative data, we believe that a side benefit of the FD-47 is that it helps to protect the environment.

In addition to decreased fuel consumption resulting in reduced exhaust emissions, testers and users of the FD-47 have reported several additional benefits ; including increased power, smoother transmission shifting, better firing, and easier starting.

The FD-47 has been tested in both the laboratory and in the field by major accredited test facilities. These facilities include:

•

BOSCH Ledico

•

Intertek USA

•

Kett Engineering

•

Test Car Engineering

History of the Development of The Company’s Primary Product

Pisit Dechwanapong, a Thai scientist who was conducting electromagnetic waveform experiments, developed the technology used by the FD-47.  Mr. Dechwanapong determined that electromagnetic energy could deaden or soften (i.e. “clean”) electronic noise (i.e. surges and spikes) within electronic systems.   Mr. Hershko, a customer of the manufacturer of the FD-47 in Thailand, acquired the patent rights and ownership of the technology used by the FD-47.

Mr. Soffa, the Company’s President and Chief Executive Officer, was introduced to the FD-47 and decided to test it in the U.S. The undocumented tests conducted by Mr. Soffa appeared to increase fuel economy near 22%.

Based on his initial testing, Mr. Soffa hired an engineer to establish protocols and testing methods to obtain guidelines to meet U.S. regulations.  After taking the FD-47 to AAA automotive testing center for emissions tests, Kett engineering for field tests and doing tests on several other cars, trucks and SUVs, the FD-47 was determined to work best on vehicles two years and older.  Depending on the year, make, model, age and driving habits, the testing indicated that the FD-47 could get anywhere from 5%-28% better fuel economy.  These results were derived from a testing protocol established by the Company’s engineering consultants.  For each testing company a random selection of used vehicles was chosen and tested according to the testing protocol.  All results were included. The Company makes no claims that the FD-47 works for all vehicles; that is why the Company has a money back guarantee on the purchase.  The extent of improvement to a particular vehicle depends on its individual condition.

Additional Products

The Company has other products already available for sale, and additional products under development.   Products available for sale include: the FD-38 Power Port Splitter , the FD-22 USB Car Charger Adapter and the FD-47.  The FD-38 and FD-22 products are manufactured by Zhang Jia Gang Hongsheng Electronics Co. Ltd. Located in Suzhou, Jiangsu, China. The Company purchases its products from these manufacturers on an as-needed basis and the products are then shipped in accordance with the Company’s instructions.

The FD-38 Power Port Splitter is a quick and easy way to add an additional Power Port socket to any vehicle.  It is a 12-volt device that plugs into a single lighter socket, but has two Power Port sockets, thus doubling a vehicle’s capacity in this regard.  The FD-38 is ideal for portable cassette players, boom boxes, radar detectors, cell phone chargers, or any other 12-volt accessory that are used in vehicles.  The FD-47 fuel efficiency booster can be plugged into one of the sockets, thus allowing it to be used, while preserving the availability of another socket for usual usages.

The FD-22 USB Car Charger Adapter charges personal digital assistants (PDAs) and other USB peripheral devices (including iPods) from any standard lighter socket in a vehicle. A LED light indicates that the adapter is active, and this device has a built-in fuse for protection. This product can be used in conjunction with the FD-38 Power Port Splitter to expand USB connectivity and power.

The FD-22 and the FD -38 are non-proprietary products and are sold as part of a package promotion with the FD-47 or are used for promotional opportunities and give-a-way’s.  There are no material agreements relating to these products nor have these products undergone any special testing. The Company purchases these through a third party manufacturing company and believes that additional manufacturers for these products could be found if necessary.

Under development are a 12-24-volt fuel efficiency booster designed for heavy truck rigs (FD-65) and a fuel efficiency booster designed for boats (FD-83).  These additional products are based on the same proprietary technology as the FD-47.  The FD-65 is currently undergoing testing, and the Company hopes to bring it to market in the near future.

The Company is in the early stage of developing a line of car care products.   These products include a Tire Cleaner, Cleaning Wax, Interior Cleaner. At this time the Company has not determined when it will launch these products.

 The Company also is in the early stage of developing the Fuel Doctor’s Rapid Charger which is an emergency power source for your automobile that is completely environmentally friendly and has a minimum 5 year shelf life.  The unit remains in your vehicle and you do not have to worry about keeping it charged or it draining for at least 5 years.  When you need it, it is ready for use.  The unit features a 12 volt power port like the one in your vehicle for plugging devices in such as cell phones, flashlights and other devices as well as a power plug that can be used to charge the vehicle's battery from the convenience of inside the car at the vehicles cigarette lighter.   At this time the Company has not determined when it will launch this product.

Market for the Products

According to the most recent US Census Bureau findings, the resident population of the United States is almost 312 million people. The U.S. Department of Transportation's Research and Innovative Technology Administration (RITA) reports that in 2009 the United States had an estimated 254.2 million registered passenger vehicles.  Accordingly to the most recent data published by RITA (2001-2002), the daily travel of United States residents averages 1.1 billion miles a day, with an average of almost 40 miles per person per day, and Americans take 411 billion trips a year or about 4 trillion miles with an average of 14,500 miles per person.  (The 2001 National Household Travel Survey, Person and Day Trip Files, U.S. Department of Transportation, Bureau of Transportation Statistics and Federal Highway Administration.)  The U.S. Department of Transportation's Research and Innovative Technology Administration reports that in 2007 the overall median age for automobiles was 9.4 years, a significant increase over 1990 when the median age of vehicles in operation in the U.S. was 6.5 years and 1969 when the mean age for automobiles was 5.1 years.  Overall, the large number and the aging of motor vehicles in the U.S. create a vast market into which to market the Company’s products.

Manufacturing of the Products

A to Z currently uses Summit Electronic Components Co., Ltd (“SEC”) to manufacture the FD-47s.  Based in Thailand, SEC is a contract electronics manufacturer of high precision products.  SEC is Thai-owned and promoted by the Thai Board of Investment, a Thai government support program for exporters.  SEC was established in 1987, has 800 employees, has provided manufacturing services to Sony, Sharp, Canon, Toyota, Isuzu, Panasonics and others, and has the following certifications: ISO9001:2000, ISO/TS16949, and ISO14001.  The Company believes that SEC has well established, quality oriented production system including planning, procurement, and production & quality control systems to deliver products like the FD-47.

Sales and Marketing

The Company is currently selling its products through limited distribution within a number of retailers both in the United States and in Canada. The Company has also signed agreements with four international  distributors for the sale of FD-47 in the following areas: Mainland China, Macao Province, Hong Kong, Argentina, Bolivia, Brazil, Chile, Colombia, Ecuador, French Guiana, Guyana, Paraguay, Peru, Suriname, Uruguay, Venezuela,Saudi Arabia, Baharain, Qatar, Kuwait, United Arab Emirates, Oman, Jordan, Egypt, Sudan, Kenya, France, Spain, Italy Greece and Poland. Our arrangements with these distributors together require minimum purchases from the Company over the next five years in order to maintain their exclusivity.  The FD-47 has not been on the shelf long enough to determine whether it will be successful in this category of sales. Our customers have purchased the products for resale and the Company does not have any consignment agreements with these retailers.

During the past 2 years the Company had focused on primary sponsorships in auto racing to promote its FD-47 product.  It has also used radio spots to increase customer awareness of the FD-47. In this regard, we have spent over one million dollars on advertising in 2010 and 2011.  The Company will continue to purchase radio time on a case by case basis as one of its strategies to continue to increase customer awareness. We will utilize our web site and other internet sites to promote our products. The Company also uses the services of established Sales Agents to call on specific accounts to attempt to get trial and product placement. We continue with the use of Sales Agents to market our product.

To date, the Company has targeted the U.S. Canadian and global markets. The Company has aired a television and radio commercials in limited distribution in the U.S., Canada, France and in Italy through media sources. The Company expects that a substantially larger amount of capital will be required to be spent on advertising in order to get increased customer awareness in these markets. At this time we have not determined the precise marketing strategy that would yield the most favorable results.

As an incentive to try the FD-47, the Company offers a one-year warranty that begins on the day of delivery. The warranty covers defects in material and workmanship, but not intentional misuse, spills, or normal wear and tear.

Marketing Relationships

NASCAR

Although the Company invested heavily in advertising and brand name awareness during fiscal 2010 and 2011 through relationships established in NASCAR, , the Company does not intend to focus on NASCAR as a form of advertising in 2012.

The Company was a sponsor of Turn One Racing in NASCAR's Camping World Truck Series during fiscal 2011. The Company was also a sponsor in 2011 for Rusty Wallace Racing, competing in the NASCAR Nationwide Series and Gaunt Brothers Racing competing in both NASCAR's Canadian Tire Series and NASCAR's K&N Pro Series.

Fuel Doctor was a sponsor in auto racing both in the US and Europe. Fuel Doctor’s driver sponsorship was supporting the following young talents:

Fuel Doctor sponsored rookie and promising young talent Cole Whitt in the NASCAR Camping World Truck Series.

Fuel Doctor sponsored NASCAR Toyota Showdown Champion and NASCAR Nationwide Series Road Course Expert Jason Bowles.

Fuel Doctor sponsored promising European Formula 3 driver and winner David Fumanelli.

Additional motor sports partnerships

Fuel Doctor had affiliate relationships with Red Bull USA and Triad Racing Technologies leading engine builder in NASCAR’s elite series. These relationships were as associate and primary Sponsors for Turn One Racing’s number 60 Truck competing in the NASCAR’s Camping World Truck Series.  These relationships ended in November 2011 upon the completion of NASCAR’s Camping World Truck Series.

Sales Representative Organizations

The Company has oral or written agreements with national and regional sales organizations to represent the Company’s products.  Currently, these organizations include CMI Continental Merchandisers, Raboy Sales Corp., Orion Advanced Marketing, and Kelan-Hudson/Pro-line Sales & Marc Remoli.   These organizations give the Company access to large retailers in the United States and Canada.  Although the Company relies on third parties to represent its products, the Company believes that these organizations can be replaced upon minimal notice of termination.

As a result of our relationships with U.S. and Canadian national and regional sales organizations, we have historically been dependent on sales of our products to a small number of customers.  For the years ended December 31, 2010 and December 31, 2009, our top three customers represented approximately 83% and 94% of our net sales, respectively. Heartland America and Best Buy accounted for approximately 51% and 30% of our net sales, respectively for the fiscal year ended December 31, 2010. For the fiscal year ending December 31, 2011 our top three customers represented approximately 92% of our net sales, respectively. Heartland America, Canadian Tire and Advanced Auto accounted for approximately 47%, 23% and 22% of our net sales respectively.

Distribution Agreements

US Agreement

The Company has entered into an exclusive Agency Agreement (the “US Agreement”) with A to Z. The shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor. As of the date of this Annual Report on Form 10-K, they are in the process of preparing the transfer.

The US Agreement provides the Company the exclusive right to sell, market, distribute and contract with others to market, distribute and sell the FD-47 in the United States and Canada. In February 2011, the Company entered into an amended US Agreement to expand the territory to include all markets worldwide under the same minimum purchase requirements listed below.   The initial US Agreement became effective on December 15, 2009.  In order for the Company to maintain its exclusive right to sell FD-47, it must purchase the following minimum number of FD-47s during the yearly periods of the agreement set forth below:

Year of Contract	Number of Units Purchased
First (12/15/2009-12/14/2010)	110,000
Second (12/15/2010-12/14/2011)	200,000
Third (12/15/2011-12/14/2012)	250,000
Fourth (12/15/2012-12/14/2013)	400,000
Fifth (12/15/2015-12/15/2014)	600,000

To the extent that the Company purchases a number of units exceeding the minimum number of units during one year of the agreement, the minimum number of units for the next year is reduced by the number of excess units sold the previous year.

The US Agreement sets the price that the Company pays for the units and the resale price that the Company can charge for the units.  The US Agreement is for a five-year term ending on December 15, 2014, subject to earlier termination upon the occurrence of certain customary events, in addition to the failure to purchase the minimum number of FD-47s.  The Company has the option to extend the Exclusive Agreement for another 10 years, provided that it is not in default under the US Agreement.  The U.S. Agreement contains usual and customary provisions regarding ordering, paying for and delivery of products; reporting; intellectual property and confidentiality; non-competition and non-solicitation; and warranties, disclaimers, insurance, limitations on liability and indemnification.  As of December 31, 2011, we had purchased approximately 135,000 units under the US Agreement and have sold approximately 79,000 FD-47’s as of December 31, 2011.

On March 26, 2012, the Company and A to Z amended the US Agreement to reduce the minimum number of units requirement to be ordered from 500,000 in the third year to 250,000; from 700,000 in the fourth year to 400,000; and from 1,000,000 to 600,000 in the fifth year.

China Agreement

On January 1, 2012 the Company entered into an agency agreement (the “China Agreement”) with Ma Song Hai/Fuel Doctor Automobile Care China Beijing Co Inc., an unaffiliated company located in the People’s Republic of China (“China Agent”) pursuant to which the China Agent will have the exclusive right and license to sell, market and distribute the Company’s fuel saving component which reduces the utilization of fuel known as “Fuel Doctor” (the “Product”) to potential clients in mainland China, Hong Kong Province and Macao Province (the “Territory”). The exclusivity of the China Agreement is subject to the China Agent meeting certain minimum purchase orders requirements during the China Term (as defined below) of the China Agreement as set forth below:

Contract Year Ending:	Minimum Number of Units Requirement
First year (02/01/2012-01/31/2013)	80,000
Second year (02/01/2013-01/31/2014)	180,000
Third year (02/01/2014-01/31/2015)	504,000
Fourth year (02/01/2015-01/31/2016)	720,000
Fifth year (02/01/2016-01/31/2017)	936,000

The China Agreement shall have an initial term commencing on January 1, 2012 and ending on January 1, 2017 (the (“China Term”), unless terminated (i) by either party upon a material breach of the China Agreement (ii) By the Company upon a change of ownership of the China Agent or (iii) by mutual written agreement of the parties.  The China Agent shall have the option to extend the term for an additional five-year term upon delivery of written notice to Company no earlier than 180 days or later than 90 days prior to the expiration of the China Term and the option shall be based on satisfying, among other things,  the quantity order requirements set forth below:

Contract Year Ending:	Minimum Number of Units Requirement
Sixth year (02/01/2017-01/31/2018)	1,080,000
Seventh year (02/01/2018-01/31/2019)	1,440,000
Eighth year (02/01/2019-01/31/2020)	1,800,000
Ninth year (02/01/2020-01/31/2021)	1,440,000
Tenth year (02/01/2021-01/31/2022)	1,260,000

In consideration for the grant of the exclusive license, the China Agent agreed to provide the Company with certain fees for the each Product purchased by China Agent.  The fees payable to the Company shall be for a period of 12 months after January 1, 2012 and thereafter the Company and China Agent may mutually agree upon any price modification.  In the event that the parties fail to agree upon such price modifications, the China Agreement shall be terminated immediately.

South American Agreement

On January 1, 2012 , the Company entered into an agency agreement (the “South American Agreement”) with Senibellacorp S.A., an unaffiliated company located in Ecuador (the “South American Agent”) pursuant to which the South American Agent will have the exclusive right and license to sell, market and distribute the Product to potential clients in Argentina, Bolivia, Brazil, Chile, Colombia, Ecuador, French Guiana, Guyana, Paraguay, Peru, Suriname, Uruguay, and Venezuela (the “South American Territory”). The exclusivity of the South American Agreement is subject to the South American Agent meeting certain minimum purchase orders requirements during the South American Term (as defined below) of the South American Agreement as set forth below:

Contract Year Ending:	Minimum Number of Units Requirement
First six months (01/01/2012-6/30/2012)	5,000
Second six months (7/01/2012-12/31/2012)	10,000*
Second year (01/01/2013-12/31/2013)	50,000
Third year (01/01/2014-12/31/2014)	140,000
Fourth year (01/01/2015-12/31/2015)	250,000
Fifth year (01/01/2016-12/31/2016)	360,000

* No more than 60 days or less than 30 days prior to the expiration of year one, Company will work toward revising the minimum number of unit requirements should Agent request an adjustment.

The South American Agreement shall have an initial term commencing on the Effective Date and ending on June 30, 2012 (the (“South American Term”), subject to the Agent’s ability to extend the term through December 31, 2016 provided that the South American Agent is then not in default under the South American Agreement.  Notwithstanding the foregoing, the South American Agreement may be terminated (i) by either party upon a material breach of the South American Agreement (ii) by the Company upon a change of ownership of the Agent or (iii) by mutual written agreement of the parties.  The South American Agent shall have the option to extend the term for an additional five-year term upon delivery of written notice to Company no earlier than 180 days or later than 90 days prior to the expiration of the South American Term and the option shall be based on satisfying, among other things,  the quantity order requirements set forth below:

Contract Year Ending:	Minimum Number of Units Requirement
Sixth year (01/01/2017-12/31/2017)	420,000
Seventh year (01/01/2018-12/31/2018)	560,000
Eighth year (01/01/2019-12/31/2019)	700,000
Ninth year (01/01/2020-12/31/2020)	560,000
Tenth year (01/01/2021-12/31/2021)	490,000

In consideration for the grant of the exclusive license, the South American Agent agreed to provide the Company with certain fees for each Product purchased by South American Agent.  The fees payable to the Company shall be for a period of 12 months after January 1, 2012 and thereafter the Company and South American Agent may mutually agree upon any price modification.  In the event that the parties fail to agree upon such price modifications, the South American Agreement shall be terminated immediately.

Middle East Agreement

On February 19, 2012, the Company entered into an agency agreement (the “Middle East Agreement”), effective as of February 1, 2012 (the “Effective Date”) with Gulf Caravan Trading., an unaffiliated company located in Saudi Arabia (the “Middle East Agent”) pursuant to which the Middle East Agent will have the exclusive right and license to sell, market and distribute the Company’s Product  to potential clients in Saudi Arabia, Bahrain, Qatar, Kuwait, United Arab or Emirates, Oman, Jordan, Lebanon, Egypt, Sudan and Kenya (the “Middle East Territory”). The exclusivity of the Middle East Agreement is subject to the Middle East Agent meeting certain minimum purchase orders requirements during the Middle East Term (as defined below) of the Middle East Agreement as set forth below:

Contract Year Ending:	Minimum Number of Units Requirement
First six months (01/01/2012-6/30/2012)	480*
Second six months (7/01/2012-12/31/2012)	2,500
Second year (01/01/2013-12/31/2013)	12,000
Third year (01/01/2014-12/31/2014)	30,000
Fourth year (01/01/2015-12/31/2015)	75,000
Fifth year (01/01/2016-12/31/2016)	150,000

* No more than 60 days or less than 30 days prior to the expiration of year one, Company will work toward revising the minimum number of unit requirements should Middle East Agent request an adjustment.

The Middle East Agreement shall have an initial term commencing on the Effective Date and ending on August 1, 2017 (the (“Term”).  Notwithstanding the foregoing, the Middle East Agreement may be terminated (i) by either party upon a material breach of the Middle East Agreement (ii) by the Company upon a change of ownership of the Middle East Agent or (iii) by mutual written agreement of the parties.  The Middle East Agent shall have the option to extend the Middle East Term for an additional five-year term upon delivery of written notice to Company no earlier than 180 days or later than 90 days prior to the expiration of the Middle East Term and the option shall be based on satisfying, among other things,  the quantity order requirements set forth below:

Contract Year Ending:	Minimum Number of Units Requirement
Sixth year (01/01/2017-12/31/2017)	220,000
Seventh year (01/01/2018-12/31/2018)	360,000
Eighth year (01/01/2019-12/31/2019)	400,000
Ninth year (01/01/2020-12/31/2020)	560,000
Tenth year (01/01/2021-12/31/2021)	490,000

In consideration for the grant of the exclusive license, the Middle East Agent agreed to provide the Company with certain fees for each Product purchased by Middle East Agent.  The fees payable to the Company shall be for a period of 12 months after the Effective Date of the Agreement and thereafter the Company and Middle East Agent may mutually agree upon any price modification.  In the event that the parties fail to agree upon such price modifications, the Middle East Agreement shall be terminated immediately.

EU Agreement

On March 10, 2012 , the Company entered into an agency agreement (the “EU Agreement”) with IMPEX Holding Co. Ltd. (“EU Agent”) pursuant to which the EU Agent will have the exclusive right and license to sell, market and distribute the Company’s Product to potential clients in Italy, France, Spain, Greece and Poland (the “EU Territory”). The exclusivity of the EU Agreement is subject to the EU Agent meeting certain minimum purchase orders requirements during the EU Term (as defined below) of the EU Agreement as set forth below:

Contract Year Ending:	Minimum Number of Units Requirement
First six months (04/01/2012-09/30/2012)	6,000
Second six months (10/01/2012-3/31/2013)	10,000
Second year (04/01/2013-3/31/2014)	70,000
Third year (04/01/2014-3/31/2015)	200,000
Fourth year (04/01/2015-3/31/2016)	400,000
Fifth year (04/01/2016-12/31/2017)	500,000

The EU Agreement shall have an initial term commencing on March 10, 2012 and ending on December 31, 2017 (the (“EU Term”), unless terminated (i) by either party upon a material breach of the EU Agreement (ii) By the Company upon a change of ownership of the EU Agent or (iii) by mutual written agreement of the parties.  The EU Agent shall have the option to extend the term for an additional five-year term upon delivery of written notice to Company no earlier than 180 days or later than 90 days prior to the expiration of the EU Term and the option shall be based on satisfying, among other things,  the quantity order requirements set forth below:

Contract Year Ending:	Minimum Number of Units Requirement
Sixth year (04/01/2017-3/31/2018)	620,000
Seventh year (04/01/2018-3/31/2019)	760,000
Eighth year (04/01/2019-3/31/2020)	900,000
Ninth year (04/01/2020-3/31/2021)	810,000
Tenth year (04/01/2021-3/31/2022)	690,000

In consideration for the grant of the exclusive license, the EU Agent agreed to provide the Company with certain fees for the each Product purchased by EU Agent.  The fees payable to the Company shall be for a period of 12 months after March 10, 2012 and thereafter the Company and EU Agent may mutually agree upon any price modification.  In the event that the parties fail to agree upon such price modifications, the EU Agreement shall be terminated immediately.

Competition

Competition in the consumer products industry is intense and may be expected to intensify. There are other, larger and well-established consumer products companies with whom we must compete. We compete directly with several companies which generate sales from direct to consumer marketing methods. We also compete with a large number of consumer product companies which have substantially greater financial, marketing and other resources than the Company. It is management's opinion that many of its major competitors are better and longer established, better financed and with enhanced borrowing credit based on historical operations, and enjoy substantially higher revenues than the Company does currently. As a new entrant into this marketing industry, we rely on the skill, experience and discernment of management.   Currently, management is aware of two products that compete directly with the FD-47.  These products are the Fuel Shark being marketed by Direct Brands LLC and the Panther Fuel Stabilizer being marketed by Panther Water & Fuel Solutions, L.L.C.

Employees

As of December 31, 2011, we had 2 full-time employees. We have not experienced any work disruptions or stoppages and we consider our relationship with our employees to be strong. None of our employees are covered by a collective-bargaining agreement.

Our Website

Our website address is www.fueldoctorusa.com. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our SEC filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A.    RISK FACTORS.

You should carefully consider the following risk factors and the other information included in this annual report on Form 10-K, as well as the information included in other reports and filings made with the SEC, before investing in our common stock. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. The trading price of our common stock could decline due to any of these risks, and you may lose part or all of your investment.

Risks Relating to Our Business and Industry

HISTORY OF LOSSES AND GOING CONCERN QUALIFICATION.

For the fiscal year ended December 31, 2011 and fiscal year ended December 31, 2010 we had net losses of  ($2,637,124) and ($2,485,136), respectively.   The Company continues to operate at a loss because it has committed to spend heavily in consumer awareness and advertising. Management realizes that it must continue to advertise and market its products to develop consumer awareness. The Company will continue to lose money until at such time that it is able to increase its sales revenues to exceed it operating expenses.  Our independent auditor has placed a “going concern” qualification in its opinion on our financial statements.  If we are unable to continue as a going concern, the value of our shares would be materially reduced.

WE HAVE A LIMITED OPERATING HISTORY TO MAKE AN EVALUATION OF US AND OUR FUTURE, AND PROFITS ARE NOT ASSURED.

 We currently have limited assets and operating history upon which to base an evaluation of our business and prospects.  Our business and prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. For our business plan to succeed, we must successfully undertake most of the following activities:

•

Raise a sufficient amount of funds to market our products

•

Enter into favorable agreements with third parties regarding a variety of matters, including the marketing and purchase of our products

•

Develop new proprietary products

•

Develop and increase our customer bases

•

Implement and successfully execute our business and marketing strategy

•

Provide superior customer service

•

Respond to competitive developments

•

Attract, retain and motivate qualified personnel.

WE MAY NEED ADDITIONAL CAPITAL IN THE FUTURE TO FINANCE OUR BUSINESS PLAN, WHICH WE MAY NOT BE ABLE TO RAISE OR WHICH MAY BE AVAILABLE ONLY ON TERMS UNFAVORABLE TO US OR OUR MEMBERS.

If we need to obtain additional financing, we will be constrained to identify various sources and financing alternatives, including private sales of equity securities or the incurrence of indebtedness.  However, additional financing may not be available on favorable terms or at all.  If required financing is not available on acceptable terms, we could be prevented from pursing our business plan in the manner that we prefer.  In such event, we would be constrained to pursue a less ambitious plan, which could materially and adversely affect our business and financial condition.  Moreover, any debt financing undertaken to procure funds may involve restrictions limiting our operating flexibility.  If we obtain funds through the issuance of equity securities, the percentage ownership of our existing members will be reduced and the new equity securities may have rights, preferences or privileges senior to those of the holders of our Interests.   In August 2011, we issued 867,500 shares of common stock to 26 shareholders for aggregate consideration of $867,500 which we believed would be sufficient to meet our financial needs through mid 2012. In October 2011, we issued 145,000 shares of common stock  to 6 shareholders for an aggregate consideration of $145,000. On November 15, 2011 we executed a Promissory Note for up to a maximum of $1,000,000 with Nationwide Automated Systems, Inc., an entity owned by two significant shareholders. The note is a draw down against a maximum of $1,000,000 with a June 1, 2012 expiration date. We anticipate that with the combination of revenues and the draw on the Promissory Note we may satisfy our anticipated cash requirements for normal operations and capital expenditures through at least June 30, 2012, although current economic and market conditions will make it challenging for us to do so.  We cannot be certain that we will be able to obtain any additional financing on terms acceptable to us or at all.

WE ARE LARGELY DEPENDENT ON THE SUCCESS OF OUR MAIN PRODUCT, FD-47, AND WE CANNOT BE CERTAIN THAT THIS PRODUCT WILL R BE SUCCESSFULLY COMMERCIALIZED.

We have entered into an exclusive agreement with respect to our main product, FD-47. The Company has obtained worldwide exclusive rights to sell this product.  This agreement allows us to sell our main product and pursue our business.  This agreement has a term that expires on or about December 15, 2014, but we have the option to extend this agreement for another 10 years, provided that we are not in default on the agreement. However, this agreement is subject to termination under certain circumstances.  One of these circumstances is when we fail to purchase a specified level of products under the agreement during a yearly period. The loss of all or a substantial portion of our sales related to this one product could have a material adverse effect on our financial condition and results of operations by reducing cash flows and our ability to spread costs over a larger revenue base.

 IF THE SUPPLIER OF OUR MAIN PRODUCT FAILS TO SUPPLY THIS PRODUCT IN SUFFICIENT QUANTITIES AND IN A TIMELY FASHION, WE HAVE THE RIGHT TO MANUFACTURE THE FD-47 PRODUCT LINE OURSELVES AND GIVE A ROYALTY TO A-Z INNOVATIONS

We do not expect to manufacture our main product.  Instead, we have entered in an exclusive sales and purchase agreement with respect to our purchase of this product.  Our profit margins and timely product delivery depend upon the ability of our supplier to supply us with products in a timely and cost-efficient manner.  Our ability to sustain satisfactory levels of sales depends on the ability of our supplier to produce the ingredients and products and to comply with all applicable regulations. Our exclusive sales and purchase agreement confers a right in our favor to seek an alternative manufacturer if our supplier fails to supply our main product in accordance with our needs, and we expect that we would be able to find an alternate suppliers for our main product.  However, we have no assurance that the failure of our supplier to produce and supply our products would not materially adversely affect our business operations.

WE DO NOT EXPECT TO ENTER INTO LONG-TERM PURCHASE AGREEMENTS WITH OUR CUSTOMERS.

To date, we have made limited sales of our products.   Our customers initiate the purchase cycle by issuing the Company a Purchase Order. There are no long-term purchase contracts in effect.  If our products do not sell at a rate acceptable to our customer, they are under no obligation to reorder.

WE COULD FACE PRODUCT LIABILITY CLAIMS

Product liability claims or other claims related to our products, regardless of their outcome, could require us to spend significant time and money in litigation or to pay significant settlement amounts or judgments. Any successful product liability or other claim may prevent us from obtaining adequate liability insurance in the future on commercially desirable or reasonable terms.  In addition, product liability coverage may cease to be available in sufficient amounts or at an acceptable cost.  Any inability to obtain sufficient insurance coverage at an acceptable cost or otherwise to protect against potential product liability claims could prevent or inhibit the sale of our products.

EVEN IF WE ARE SUCCESSFUL IN EXPLOITING THE TECHNOLOGY UPON WHICH WE ARE RELYING, A TECHNOLOGY SUPERIOR TO OURS MAY BE DEVELOPED.

A critical part of our business strategy is to utilize a technology that we believe will give to us a competitive advantage in the market. Even if we are successful in achieving this goal, competitors may develop technology that may make our technology obsolete . Competition from other companies, universities, government , research organizations and others could be intense and may increase potential competitors may have significantly greater research and development capabilities and budgets than we do, as well as substantially more marketing, manufacturing, financial and managerial resources.  These entities could represent significant competition for us. We are a development-stage enterprise and as such our resources are limited, and we may experience technical challenges inherent in exploiting the technology upon which we are relying. Competitors may develop technologies that in the future may be the basis for competition. Currently, management is aware of two products that compete directly with the FD-47.  These products are the Fuel Shark being marketed by Direct Brands LLC and the Panther Fuel Stabilizer being marketed by Panther Water & Fuel Solutions, L.L.C.

IF WE ARE UNABLE TO PROTECT ADEQUATELY OR ENFORCE OUR RIGHTS TO OUR INTELLECTUAL PROPERTY, WE MAY LOSE VALUABLE RIGHTS, EXPERIENCE REDUCED MARKET SHARE, IF ANY, OR INCUR COSTLY LITIGATION TO PROTECT SUCH RIGHTS.

We will generally require our critical employees, consultants, advisors and collaborators to execute appropriate confidentiality agreements.  These agreements typically will provide that all materials and confidential information developed or made known to the individual during the course of the individual's relationship with us is to be kept confidential and not disclosed to third parties except in specific circumstances.  These agreements may be breached, and in some instances, we may not have an appropriate remedy available for breach of the agreements.  Furthermore, our competitors may independently develop substantial equivalent proprietary information and techniques, reverse engineer information and techniques, or otherwise gain access to the proprietary technology upon which we are relying.  In addition, the laws of some foreign countries may not protect proprietary rights to the same extent as U.S. law.  We may be unable to meaningfully protect our rights in trade secrets, technical know how and other non-patented technology.

We may have to resort to litigation to protect our rights for certain intellectual property, or to determine their scope, validity or enforceability. Our agreement by which we purchase our products for resale prohibits us from instituting any action against someone who is or may be infringing the technology upon which we are relying, without our manufacturer’s consent.  If our manufacturer declines or refuses to consent to our institution of such an action, we would probably have no recourse, and our business would be materially adversely affected.  Even with such consent, enforcing or defending our rights would be expensive and may distract management from its development of the business if not properly managed.  Such efforts may not prove successful.  There is always a risk that patents, if issued, may be subsequently invalidated, either in whole or in part, and this could diminish or extinguish protection for any technology we may license.  Any failure to enforce or protect our rights could cause us to lose the ability to exclude others from using the technology upon which we are relying to develop or sell competing products.

THIRD PARTIES MAY SUE US, CLAIMING THAT OUR PRODUCT INFRINGES ON THEIR INTELLECTUAL PROPERTY RIGHTS.  DEFENDING AN INFRINGEMENT LAWSUIT IS COSTLY, AND WE MAY NOT HAVE ADEQUATE RESOURCES TO DEFEND.  ANY SETTLEMENT OR JUDGMENT AGAINST US COULD HARM OUR FUTURE PROSPECTS.

We may be exposed to future litigation by third parties based on claims that the technology upon which we are relying, product or activity infringes on the intellectual property rights of others or that we have misappropriated the trade secrets of others.  This risk is compounded by the fact that the validity and breadth of claims covered in technology patents in general, and the breadth and scope of trade secret protection, involves complex legal and factual questions for which important legal principles are unresolved.  Any litigation or claims against us, whether or not valid, could result in substantial costs, could place a significant strain on our financial and managerial resources, and could harm our reputation. Although after more than 2 years in the market, this has not been the case.

Our agreement by which we purchase our products for resale requires our manufacturer to indemnify us against any claims that the technology upon which we are relying infringes any intellectual property of a third party.  However, the benefit of such indemnification agreement would depend on our manufacturer’s ability to indemnify us at the time that a claim arose.  If our manufacturer were unable to indemnify the Company at such time for any reason (including, without limitation, a decline in its financial situation), such indemnification agreement would have no benefit.

WE WILL INITIALLY OFFER ONLY A LIMITED NUMBER OF PRODUCTS, AND OUR SUCCESS DEPENDS ON THE SUCCESS OF THESE PRODUCTS.

Currently, we intend to distribute a limited number of products. Our success depends upon our ability to sell our products on a profitable basis.  Our lack of product diversification may make the results of our operations riskier and more volatile than they would be if we distributed a larger number of products.  Unlike entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses.  Although it has yet to begin distribution, the company also engages in the design, marketing and distribution of auto accessories.  The company, through Fuel Doctor Fuel Stations, LLC, does intend to operate businesses associated with the sale and distribution of gasoline, food and beverage.  At the current time this potential business opportunity is inactive.

IF WE FAIL TO ESTABLISH ACCEPTANCE OF OUR PRODUCTS OR OUR BRAND, OR TO ATTRACT REPEAT CUSTOMERS, WE MAY NOT BE ABLE TO GENERATE REVENUES SUFFICIENTLY TO FUND OUR OPERATIONS.

We will be offering products that we believe are new to the market.  Accordingly, we will depend on the acceptance in the market of our products as innovative products.  There can be no assurance that significant acceptance of or market demand for our products will ever develop.  The failure of our products to achieve market acceptance could materially adversely affect our business, results of operations and financial condition.  The development of our brand will depend largely on the success of our marketing efforts and its ability to provide consistent, high quality customer experiences. We cannot be certain that our brand promotion activities will be successful, or will generate revenues.  If revenues are ever generated, there can be no assurance that these revenues will be sufficient to offset the expenditures incurred in establishing our brand.

OUR MAIN PRODUCT HAS RECEIVED AN UNFAVORABLE REVIEW FROM CONSUMER REPORTS, AND THIS REVIEW COULD MATERIALLY ADVERSELY AFFECT OUR ABILITY TO MARKET OUR MAIN PRODUCT.

On December 7, 2010, Consumer Reports disseminated an unfavorable review of our main product, the FD-47.  Consumer Reports is an influential publication that reviews and compares consumer products and services based on its in-house testing laboratory.  We disagree with the procedure used by Consumer Reports in conducting this review.  Consumer Reports indicated that it tested the FD-47 in 10 vehicles.  Of these vehicles, only two were more than two years old, although we state that the FD-47 works best on vehicles more than two years old.  Consumer Reports’ review is contrary to the results of four major independent automotive research organizations : Intertek, Kett Engineering, Test Car, and Ledico Bosch. These tests were made at the request of a leading aftermarket automotive retailer that requires product validation and testing before it purchases new products.  We are formulating a response to Consumer Reports’ review.  We have already challenged Consumer Reports to test the FD-47 against the protocols for which it was designed.  Moreover, as of the date of this Report, none of our customers have cancelled an order due to the Consumer Reports article. Nevertheless, we have no assurance of the outcome of this situation.  The existence of this situation could materially adversely affect our business, results of operations and financial condition as we encounter greater difficulty in marketing the FD-47 as a result of this review.

WE ARE SUBJECT TO CLASS ACTION LAWSUITS.

Two class action lawsuits have been initiated against us, by the same law firm, using two different defendants’ names, claiming that our product does not deliver its claimed benefits and that consumers have been damaged by the purchase thereof and similar claims.

See Item 3. Legal Proceedings. While these lawsuits are in early stages; it is difficult to predict the outcome of any litigation. Management believes these suits are without merit and will vigorously defend these actions.  However, an unfavorable result in any lawsuit could have a material adverse effect on our business and the value of our stock.

WE ARE CURRENTLY EXPERIENCING GROWTH, AND WILL NEED TO MANAGE THIS GROWTH EFFECTIVELY.

We are currently expanding our operations rapidly and significantly.  This rapid growth could place a significant strain on our management, operational and financial resources.  To manage the growth of our operations, we will be required to undertake the following successfully:

•

Manage relationships with various strategic partners and other third parties;

•

Hire and retain skilled personnel necessary to support our business;

•

Train and manage a growing employee base; and

•

Continually develop our financial and information management systems.

If we fail to make adequate allowances for the costs and risks associated with this expansion or if our systems, procedures or controls are not adequate to support our operations, our business could be harmed.  Our inability to manage growth effectively could materially adversely affect our business, results of operations and financial condition.

RISKS RELATED TO OUR INDUSTRY

WE FACE COMPETITION IN OUR MARKETS FROM A NUMBER OF LARGE AND SMALL COMPANIES, SOME OF WHICH HAVE GREATER FINANCIAL, RESEARCH AND DEVELOPMENT, PRODUCTION AND OTHER RESOURCES THAN WE HAVE.

Our services face competition from services which may be used as an alternative or substitute therefore. In addition we compete with several large companies in the healthcare industry. To the extent these companies, or new entrants into the market, offer comparable services at lower prices, our business could be adversely affected. Our competitors can be expected to continue to improve the design and performance of their products and services and to introduce new products and services with competitive performance characteristics. There can be no assurance that we will have sufficient resources to maintain our current competitive position. See “Description of Business - Competition.”

THE CURRENT U.S. AND GLOBAL ECONOMIC CONDITIONS COULD MATERIALLY ADVERSELY AFFECT OUR RESULTS OF OPERATIONS AND BUSINESS CONDITION.

Our operations and performance depend significantly on economic conditions. Over the past three years, the U. S. economy has experienced a prolonged economic downturn. While economic conditions have recently improved, there is continued uncertainty regarding the timing or strength of any economic recovery. If the current economic situation remains weak or deteriorates further, our business could be negatively impacted by reduced demand for our services or third-party disruptions resulting from higher levels of unemployment, government budget deficits and other adverse economic conditions. Any of these risks, among other economic factors, could have a material adverse effect on our financial condition and operating results, and the risks could become more pronounced if the problems in the U.S. and global economies become worse.

WE ARE HEAVILY DEPENDENT ON OUR SENIOR MANAGEMENT, AND A LOSS OF A MEMBER OF OUR SENIOR MANAGEMENT TEAM OR OUR FAILURE TO ATTRACT, ASSIMILATE AND RETAIN OTHER HIGHLY QUALIFIED PERSONNEL IN THE FUTURE, COULD HARM OUR BUSINESS.

If we lose members of our senior management, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of certain key individuals, including Mark Soffa, our Chief Executive Officer, If we were to lose Mr. Soffa, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

In addition, to execute our growth plan, we must attract and retain highly qualified personnel. Competition for these employees is intense, and we may not be successful in attracting and retaining qualified personnel. We could also experience difficulty in hiring and retaining highly skilled employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we fail to attract new personnel, or fail to retain and motivate our current personnel, our business and future growth prospects could be severely harmed.

WE ARE CONTROLLED BY OUR CURRENT OFFICER, DIRECTORS AND PRINCIPAL SHAREHOLDERS.

Our directors, executive officers and principal (10%) stockholders and their affiliates beneficially own approximately 59% of the outstanding shares of Common Stock. Accordingly, our executive officers, directors, principal stockholders and certain of their affiliates will have substantial influence on the ability to control the election of our Board of Directors of the Company and the outcome of issues submitted to our stockholders.

OUR BUSINESS MAY BE AFFECTED BY FACTORS OUTSIDE OF OUR CONTROL.

Our ability to increase sales, and to profitably distribute and sell our products and services, is subject to a number of risks, including changes in our business relationships with our principal distributors, competitive risks such as the entrance of additional competitors into our markets, pricing and technological competition, risks associated with the development and marketing of new products and services in order to remain competitive and risks associated with changing economic conditions and government regulation.

Risks Related to our Common Stock

THERE HAS NOT BEEN AN ACTIVE PUBLIC MARKET FOR OUR COMMON STOCK SO THE PRICE OF OUR COMMON STOCK COULD BE VOLATILE AND COULD DECLINE AT A TIME WHEN YOU WANT TO SELL YOUR HOLDINGS.

Our common stock is quoted on the Over-the-Counter Bulletin Board under the symbol FDOC.PK. Our common stock is not actively traded and the price of our common stock may be volatile.  Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include:

•

our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors;

•

changes in financial estimates by us or by any securities analysts who might cover our stock;

•

speculation about our business in the press or the investment community;

•

significant developments relating to our relationships with our licensees and our distributors;

•

stock market price and volume fluctuations of other publicly traded companies and, in particular, those that are in our industry;

•

customer demand for our products;

•

investor perceptions of the our industry in general and our company in particular;

•

the operating and stock performance of comparable companies;

•

general economic conditions and trends;

•

major catastrophic events;

•

announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures;

•

changes in accounting standards, policies, guidance, interpretation or principles;

•

sales of our common stock, including sales by our directors, officers or significant stockholders; and

•

additions or departures of key personnel.

Securities class action litigation is often instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our company at a time when you want to sell your interest in us.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

•

that a broker or dealer approve a person's account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

 The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

BECAUSE CERTAIN OF OUR STOCKHOLDERS CONTROL A SIGNIFICANT NUMBER OF SHARES OF OUR COMMON STOCK, THEY MAY HAVE EFFECTIVE CONTROL OVER ACTIONS REQUIRING STOCKHOLDER APPROVAL.

Our directors, executive officers and principal stockholders, and their respective affiliates, beneficially own approximately 59% of our outstanding shares of common stock. As a result, these stockholders, acting together, would have the ability to control the outcome of matters submitted to our stockholders for approval, including the election of directors and any merger, consolidation or sale of all or substantially all of our assets. In addition, these stockholders, acting together, would have the ability to control the management and affairs of our company. Accordingly, this concentration of ownership might harm the market price of our common stock by:

•

delaying, deferring or preventing a change in corporate control;

•

impeding a merger, consolidation, takeover or other business combination involving us; or

•

discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

FAILURE TO MAINTAIN EFFECTIVE INTERNAL CONTROLS IN ACCORDANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS AND OPERATING RESULTS AND STOCKHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price. Although we are not aware of anything that would impact our ability to maintain effective internal controls, we have not obtained an independent audit of our internal controls and, as a result, we are not aware of any deficiencies which would result from such an audit. Further, at such time as we are required to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may incur significant expenses in having our internal controls audited and in implementing any changes which are required.

WE HAVE NOT PAID DIVIDENDS ON OUR COMMON STOCK IN THE PAST AND DO NOT EXPECT TO PAY DIVIDENDS ON OUR COMMON STOCK FOR THE FORESEEABLE FUTURE. ANY RETURN ON INVESTMENT MAY BE LIMITED TO THE VALUE OF OUR COMMON STOCK.

No cash dividends have been paid on our common stock. We expect that any income received from operations will be devoted to our future operations and growth. We do not expect to pay cash dividends on our common stock in the near future. Payment of dividends would depend upon our profitability at the time, cash available for those dividends, and other factors as our board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on an investor’s investment will only occur if our stock price appreciates.

THE REQUIREMENTS OF BEING A PUBLIC COMPANY MAY STRAIN OUR RESOURCES, DIVERT MANAGEMENT’S ATTENTION AND AFFECT OUR ABILITY TO ATTRACT AND RETAIN QUALIFIED BOARD MEMBERS.

We recently became a public company and subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, the Sarbanes-Oxley Act. Prior to August 24, 2011, we had not operated as a public company and the requirements of these rules and regulations will likely increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and financial condition. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls for financial reporting. For example, Section 404 of the Sarbanes-Oxley Act of 2002 requires that our management report on the effectiveness of our internal controls structure and procedures for financial reporting. Section 404 compliance may divert internal resources and will take a significant amount of time and effort to complete. We may not be able to successfully complete the procedures and certification and attestation requirements of Section 404 by the time we will be required to do so. If we fail to do so, or if in the future our chief executive officer determines that our internal controls over financial reporting are not effective as defined under Section 404, we could be subject to sanctions or investigations by the SEC or other regulatory authorities. Furthermore, investor perceptions of our company may suffer, and this could cause a decline in the market price of our common stock. Irrespective of compliance with Section 404, any failure of our internal controls could have a material adverse effect on our stated results of operations and harm our reputation. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results. We may need to hire a number of additional employees with public accounting and disclosure experience in order to meet our ongoing obligations as a public company, which will increase costs. Our management team and other personnel will need to devote a substantial amount of time to new compliance initiatives and to meeting the obligations that are associated with being a public company, which may divert attention from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations. In addition, because our management team has limited experience managing a public company, we may not successfully or efficiently manage our transition into a public company.

THE MARKET FOR PENNY STOCKS HAS EXPERIENCED NUMEROUS FRAUDS AND ABUSES THAT COULD ADVERSELY IMPACT INVESTORS IN OUR STOCK.

Company management believes that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

Boiler room practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

ANY TRADING MARKET THAT MAY DEVELOP MAY BE RESTRICTED BY VIRTUE OF STATE SECURITIES "BLUE SKY" LAWS THAT PROHIBIT TRADING ABSENT COMPLIANCE WITH INDIVIDUAL STATE LAWS. THESE RESTRICTIONS MAY MAKE IT DIFFICULT OR IMPOSSIBLE TO SELL SHARES IN THOSE STATES.

There is currently no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as "Blue Sky" laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. We currently do not intend to and may not be able to qualify securities for resale in at least 17 states which do not offer manual exemptions (or may offer manual exemptions but may not to offer one to us if we are considered to be a shell company at the time of application) and require shares to be qualified before they can be resold by our shareholders. Accordingly, investors should consider the secondary market for our securities to be a limited one.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  PROPERTIES.

Our corporate offices are located at 23961 Craftsman Road LM, Calabasas, CA  91302. We lease approximately 5,100 square feet of space for our entire operations with approximately 3,600 square feet devoted to office space and 1,500 square feet devoted to our warehouse and shipping facility for $4,590 per month. Our lease expires in 2014.  Future minimum payments for the years ending December 31, 2012 and 2013 are $4,845 and $5,100, respectively. We believe that our facilities are adequate to support operational growth for the term of our lease.

ITEM 3.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

We are not currently a party to any material legal proceedings except as described below.

On February 9, 2012, the Company received a summons stating that on January 11, 2012, Turn One Racing LLC (“Plaintiff”) filed a complaint (the “Complaint”) in the United States District Court for the Western District of Virginia (the “Court”), Civil No. 4:12-CV-0001-JLK, alleging breach of contract under the Sponsorship Agreement, dated March 29, 2011, by and between the Fuel Doctor LLC, the Company’s wholly-owned subsidiary and Plaintiff (the “Agreement”).   Plaintiff is seeking, among other things, damages of at least $215,081.65 with interest accruing at the federal judgment rate form the date of judgment.  While the Company intends to commence negotiations with Plaintiff concerning the Agreement and the Complaint, there can be no assurance that the Company and Plaintiff will come to any agreement and/or settlement with respect to the litigation and/or the Agreement.  Even if we succeed in defending against the litigation, we are likely to incur substantial costs and our management's attention will be diverted from our operations.

On March 6, 2012 the Company and Fuel Doctor LLC (the “Plaintiff”) filed a Complaint against Touchstone Advisors, Inc. (the “Defendant”) alleging breach of Contract dated March 11, 2011.  Plaintiff is seeking, among other things, damages of at least $300,000 with interest accruing at the federal judgment rate from the date of judgment.

On August 12, 2011, the Company was named as a party to a Class Action Complaint filed by Benjamin Anthony Perez (Benjamin Anthony Perez  vs. Fuel Doctor, LLC) in the United States District Court for the Central District of California (Case No. SACV11-01204).  The plaintiff alleges that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  The management of the Company believes that this lawsuit is without merit and the Company will vigorously defend itself in this lawsuit. Even if we succeed in defending against the litigation, we are likely to incur substantial costs and our management's attention will be diverted from our operations.

On July 26, 2011, the Company was named as a party to a Class Action Complaint filed by Derrick McGinnis (Derrick McGinnis vs. Fuel Doctor, LLC) in the Los Angeles Superior Court (Case No. BC466191).  The plaintiff alleges that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  The management of the Company believes that this lawsuit is without merit and the Company will vigorously defend itself in this lawsuit. Even if we succeed in defending against the litigation, we are likely to incur substantial costs and our management's attention will be diverted from our operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

N/A

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUERS PURCHASES OF EQUITY SECURITES.

Our common stock was originally qualified for quotation on the Over-the-Counter Bulletin Board under the symbol “SLHL”. On November 4, 2011, we changed our symbol from “SLHL” to “FDOC”.  While our securities have been qualified for quotation on the Over-the-Counter Bulletin Board and OTC QB since September 29, 2010, no trading had occurred in our common stock until September 26, 2011. The prices, as presented below, represent the highest and lowest intra-day prices for our common stock as quoted on the OTC Bulletin Board or the OTCQB which take into account the 4.3 for 1 forward stock split which was effected on September 26, 2011. The quotations reflect inter-dealer prices, without retail mark-ups, mark-downs, or commissions and may not necessarily represent actual transactions.

The closing price of our common stock on the OTCQB on May 15, 2012, was $.03 per share.

The following table sets forth the range of high and low bid quotations as reported on the OTCQB for the periods indicated.

Fiscal Year Ended December 31, 2011	High	Low
Quarter ended December 31, 2011	$1.80	$0.20
Quarter ended September 30, 2011 (beginning on September 26, 2011)	$2.00	$1.00

Holders of Common Stock

As of May 15, 2012, we had 117 holders of record of our common stock.

Dividends

We have never paid any cash dividends on our common stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. There are no restrictions in our certificate of incorporation or by-laws on declaring dividends.

Equity Compensation Information

The following table summarizes information about our equity compensation plans as of December 31, 2011.

Plan Category	Number of Shares of Common Stock to be Issued upon Exercise of Outstanding Options (a)	Weighted- Average Exercise Price of Outstanding Options	Number of Options Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a) (c)
Equity Compensation Plans Approved by Stockholders	0	$0	0

Equity Compensation Plans Not Approved by Stockholders	0	0	0

Total	0	$0	0

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Annual Report of Form 10-K. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Annual Report on Form 10-K. Some of the information contained in this discussion and analysis are set forth elsewhere in this Annual Report on Form 10-K, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of this Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

The following information should be read in conjunction with the financial statements of and the notes thereto appearing elsewhere in this Form 10-K. Statements in this section and elsewhere in this Form 10-K that are not statements of historical or current fact constitute “forward-looking” statements.

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

The technology used by the FD-47 increases a vehicle’s miles per gallon (MPG) through power conditioning of the vehicle’s electrical systems.  Its technology is covered by pending patent application No. 12/426,294 to the United States Patent and Trademarks Office (Local patent) and application Number PCT/IL2009/001156 to the Patent Cooperation Treaty (PCT) (International Patent).  A to Z, owns this technology.  The shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor. As of the date of this Annual Report on Form 10-K, they are in the process of preparing the transfer.

The FD-47 simply plugs into the lighter socket/power port and the power conditioning qualities of the FD-47 help reduce and remove electrical noise and restore a vehicle’s efficiency.  The FD-47 is designed for the automotive marketplace of vehicles that are 24 months old and older.  The FD-47 increases a vehicle’s miles per gallon (MPG) through power conditioning of the vehicle’s electrical systems.  Conditioned and clean power allows the vehicle’s engine control unit (ECU) (also known as power-train control module [PCM], or engine control module [ECM]), fuel injection and engine timing equipment to operate more efficiently.  The FD-47 helps to condition the power back to where it was when the vehicle was brand new.

Fuel Doctor expended a substantial amount of our capital in order to brand its name which was essential to promote its product and expand our visibility in the marketplace. This was accomplished through TV and radio advertising in addition to our NASCAR sponsorships.

As a result of this campaign, Fuel Doctor was able achieve its goal of brand awareness in the public domain as reflected by reports and evaluations issued from Joyce Julius and Associates.

The NASCAR racing programs enabled Fuel Doctor to gain brand awareness through an 87 million person fan base. The cost of those programs for 2011 was est. at $1.1 million dollars. We are reducing any and all contractual obligations with NASCAR sponsorships in 2012.

The NASCAR campaign in 2010 and 2011, in our opinion, resulted in millions of dollars worth of media exposure for the Fuel Doctor brand name and helped in securing contracts with and purchase orders from major retailers including Best Buy, Advance Auto Parts and JC Whitney

In 2011, Fuel Doctor was able to reduce monthly overhead by way of decreasing officers’ salaries for a total of $0 during Q4. The Company continues to examine overhead expenses and seek additional reductions in 2012. Specifically, the Company will seek additional reductions in the following areas: consulting salaries, engineering expenses, legal, and warehousing.

We have also been able to reduce cost of goods sold, including unit price, packaging, and fulfillment, and will continue to negotiate these costs as our volume increases as well as renegotiating sales representative contracts and lowering sales commissions.

Our objective with these cost reductions should assist in an increase sales volume while continuing to maintain acceptable profit margins.

Our Q4 shipments were $65,409.00. We are still holding two purchase orders from Canadian Tire which total over $400,000 gross revenues. We have been working with CTC to re-launch our program for 2012 and initiate a new marketing program for them.

On March 26, 2012, the Company and A to Z amended the US Agreement to reduce the minimum number of units requirement to be ordered from 500,000 in the third year to 250,000; from 700,000 in the fourth year to 400,000; and from 1,000,000 to 600,000 in the fifth year.

In 2012 the Company has been working on expanding the distribution of the FD-47 into the worldwide market and has seen a keen interest with short and long term distribution rights being sold to distributors in China, South America, The Middle East, The EU and some select countries in Africa. While in the early stages these distributors have worked diligently with the Company at placing the product with strategic Vendors. We anticipate this positive reception to grow stronger through the fiscal year ended December 31, 2012.

Results of Operations for the fiscal year ended December 31, 2011 and December 31, 2010

Revenue

Revenue for the fiscal year ended December 31, 2011 was $775,155, a decrease of $4,991 or .006% from $780,146 for the comparable period in 2010.

Cost of goods sold and gross profit

Cost of goods sold for the fiscal year ended December 31, 2011 was $597,667, a decrease of $156,329 or 20.7% from $753,996 for the comparable period in 2010. This decrease was primarily attributable to a decrease in the wholesale unit pricing.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2011 was $2,831,460, consisting of an increase of $328,503 or 13.1% from $2,502,957. This increase was primarily attributable to an increase in advertising and legal expenses.

Loss from Operations

Loss before income tax for the year ended December 31, 2011 was $(2,653,972), an increase of $177,165 or 7.1%compared to a loss of $(2,476,807) for the comparable year in 2010. The increase is primarily attributable to an increase in advertising and legal expenses.

Other Income

Other income for the fiscal year ended December 31, 2011 was $(37,152), consisting of  an increase of $28,823 or 346% increase from $8,329 for the comparable period in 2010. This increase was primarily attributable to  interest expenses.

Net loss

Net loss for the fiscal year ended December 31, 2011 was $(2,691,124), an increase of $205,988 or 8.2% from $(2,485,136) for the comparable period in 2010. This increase was primarily attributable to advertising and legal expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the fiscal year ended December 31, 2011 was $11,640 and decreased to $495 by the end of the period, a decrease of $11,145 or 96%. The decrease was mainly due to internal expenses.  The net change in cash and cash equivalents represented a decrease of $13,918 or 54% from $25,558 for the comparable period in 2010. This decrease was primarily attributable to interest expenses.

Net cash used in operating activities

Net cash outflow from operating activities was $2,341,934 for the fiscal year ended December 31, 2011, a decrease of $756,115 or 24.4% from $3,098,049 for the comparable period in 2010. This decrease was primarily attributable to advances on purchase of inventory.

Net cash used in investing activities

Net cash used in investing activities was $(36,788) for the fiscal year ended December 31, 2011, an increase of $31,948 or 660% from $(4,840) for the comparable period in 2010. This increase was primarily attributable to the purchase of office and tradeshow equiptment.

Net cash provided by financing activities

Net cash provided by financing activities was $2,367,577 for the year ended December 31, 2011, compared to a net cash outflow of $3,088,971 for the year ended December 31, 2010, an decrease of $721,394 or 23.3%. The net cash inflow from financing activities primarily attributed by the net proceeds from revolving lines of credit of $422,000 for the year ended December 31, 2011 as compared to a net payment on revolving lines of credit of $0 for the year ended December 31, 2010.

Trends

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $152,231 as of December 31, 2011.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced net losses of ($2,691,124) and ($2,485,136) for the years ended December 31, 2011 and 2010, respectively. Our working capital of $152,231, among other factors, raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability.

At December 31, 2011, we had an accumulated deficit of $(1,070,383) and it is likely that we will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

We believe that we will require additional financing to carry out our intended objectives during the next twelve months. There can be no assurance, however, that such financing will be available or, if it is available, that we will be able to structure such financing on terms acceptable to us and that it will be sufficient to fund our cash requirements until we can reach a level of profitable operations and positive cash flows. If we are unable to obtain the financing necessary to support our operations, we may be unable to continue as a going concern. We currently have no firm commitments for any additional capital.

A downturn in the United States stock and debt markets could make it more difficult to obtain financing through the issuance of equity or debt securities. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek alternative financing. Further, if we issue additional equity or debt securities, stockholders may experience additional dilution or the new equity securities may have rights, preferences or privileges senior to those of existing holders of our shares of common stock or the debt securities may cause us to be subject to restrictive covenants. Even if we are able to raise the funds required, it is possible that we could incur unexpected costs and expenses, fail to collect significant amounts owed to us, or experience unexpected cash requirements that would force us to seek additional financing. If additional financing is not available or is not available on acceptable terms, we will have to curtail our operations.

Capital Resources

On November 15, 2011, the Company issued a revolving credit secured promissory note to Nationwide Automated Systems, Inc., an entity controlled by two of our shareholders, for an aggregate principal amount of up to $1,000,000 (the “Note”).  The Note matures on earlier of (i) June 1, 2012 and (i) the date on which an event of default occurs under the Note (the “Maturity Date”) and bears interest at a rate of 10% per annum.  The Company is not required to make any payments until the Maturity Date. The Note is secured by substantially all of the assets of the Company in accordance with the terms of a security agreement entered into between the parties. As of the date of this Current Report on Form 10-K, the aggregate principal and accrued and unpaid interest that is due and payable under the Note is 976,020.

Off-Balance Sheet Arrangements

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table is a summary of contractual cash obligations for the periods indicated that existed as of December 31, 2011, and is based on information appearing in the notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

		Less than			More than
	Total	1 Year	1-2 Years	3-5 Years	5 Years
Turn One Racing LLC	$190,081	$-	$-	$-	$-
Triad Racing	500,000	-	-	-	-
Anacks	20,539	-	-	-	-
Promissory Note	976,020	-	-	-	-
Total obligations	$1,686,640	$-	$-	$-	$-

Critical Accounting Policies

Principles of consolidation

The consolidated financial statements include all accounts of the Company as of December 31, 2011, and for the period from August 24, 2011 (date of acquisition) through December 31, 2011; all accounts of the Fuel Doctor LLC as of December 31, 2011 and 2010, all accounts of Fuel Stations as of December 31, 2011 and 2010. All inter-company balances and transactions have been eliminated.

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

Level 3

Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The Company’s long-term debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and 2010.

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

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office and tradeshow equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

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

There was $0 allowance for doubtful accounts at December 31, 2011 and 2010.

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products.

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

Office and tradeshow equipment

Office and trade show equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.

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

Investments other

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

The  shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor under the form of 526 Class B Shares. As of the date of this Current Report on Form 10-K, they are in the process of preparing the share certificates.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that was used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Non-controlling interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in Fuel Stations, its majority owned subsidiary in the consolidated balance sheets within the equity section, separately from the Company’s members’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Fuel Stations.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance. Fuel Stations was inactive at December 31, 2011.

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2011 and 2010, begins on page F-1 of this Annual Report on Form 10-K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 1, 2012, the board of directors of the Company dismissed Li & Company, PC (“Li”) as the independent auditors for the Company and its subsidiaries.

Li’s reports on the Company's financial statements for the fiscal year ended December 31, 2010 and 2009 contained an explanatory paragraph indicating that there was substantial doubt as to the Company’s ability to continue as a going concern. Other than such statement, no reports of Li on the financial statements of the Company for either of the past two years and through March 1, 2012 contained an adverse opinion or disclaimer of opinion, or was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s two most recent fiscal years and through March 1, 2012: (i) there have been no disagreements with Li on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Li, would have caused it to make reference to the subject matter of the disagreement in connection with its reports and (ii) Li did not advise the Company of any of the events requiring reporting under Item 304(a)(1) of Regulation S-K.

The Company provided to Li  the disclosure contained herein and requested Li to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the Company herein and, if not, stating the respects in which it does not agree. A copy of such letter is attached hereto as Exhibit 16.1.

On March 1, 2012, the board of directors of the Company ratified and approved the Company's engagement of Rose, Snyder & Jacobs LLP (“RSJ”) as independent auditors for the Company and its subsidiaries.

During the years ended December 31, 2011 and 2010 and through March 1, 2012, neither the Company nor anyone on its behalf consulted RSJ regarding (i) the application of accounting principles to a specific completed or contemplated transaction, (ii) the type of audit opinion that might be rendered on the Company's financial statements, or (iii) any matter that was the subject of a disagreement or event identified in response to Item 304(a)(1) of Regulation S-K (there being none).

ITEM 9A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Under the supervision and with the participation of our management, which consists of our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of internal control over financial reporting based on criteria established in the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), as supplemented by the COSO publication Internal Control over Financial Reporting – Guidance for Smaller Public Companies. Based on their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our internal control over financial reporting was not effective as of December 31, 2011 for the deficiencies set forth above.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2011 included in this Annual Report on Form 10-K were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2011 are fairly stated, in all material respects, in accordance with US GAAP.

Limitations on Effectiveness of Controls and Procedures

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include, but are not limited to, the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to such attestation pursuant to rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION.

On November 15, 2011, the Company entered into a loan agreement (the “Loan Agreement”) Nationwide Automated Systems, Inc., an entity controlled by two of our shareholders, pursuant to which the Company issued a revolving credit secured promissory note to, for an aggregate principal amount of up to $1,000,000 (the “Note”).  The Note matures on earlier of (i) June 1, 2012 and (i) the date on which an event of default occurs under the Note (the “Maturity Date”) and bears interest at a rate of 10% per annum.  The Company is not required to make any payments until the Maturity Date. The Note is secured by substantially all of the assets of the Company in accordance with the terms of a security agreement entered into between the parties. As of the date of this Current Report on Form 10-K, the aggregate principal and accrued and unpaid interest that is due and payable under the Note is 976,020.

On November 15, 2011, a majority of the voting capital stock of the Company took action by written consent pursuant to Section 228 of the Delaware General Corporation Law authorizing the Company to enter into the Loan Agreement.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Executive Officers and Directors

The names, ages and positions of our directors and executive officers as of May 15, 2012, are as follows:

Name	Age	Position
Mark Soffa	53	Chairman of the Board of Directors, Chief Executive Officer, President, Principal Executive Officer and Principal Financial Officer

Michael McIntyre	58	Director

All directors hold office until the next annual meeting of stockholders and the election and qualification of their successors. Officers are elected annually by the board of directors and serve at the discretion of the board.

The principal occupations for the past five years (and, in some instances, for prior years) of each of our directors and executive officers are as follows:

Mark Soffa, age 53, Chairman of the Board of Directors, CEO and Director.  Mr. Soffa has been our Chairman, Chief Executive Officer and Director since August 24, 2011. He was president and CEO of Scorpion Trading and Promotions, LLC from 2003 to 2009. Scorpion was a factory direct trading company, assisting promotional products distributors in design, manufacturing, production and logistics for large quantity custom electronic IC design and other custom proprietary products. Scorpion’s customer base includes HBO, Poker Stars, Carnival Cruise Lines, Abbot Laboratories, and Bloomberg Financial.  Mr. Soffa was executive vice-president of Sweda Co. LLC from 1993 to 2003, a company that manufactured and supplied promotional items in Europe, Asia, South America, Australia and the Middle East.  Mark studied language at Hazorea in Israel and mathematics at The Technion, Israel Institute of Technology located in Haifa, Israel. Mr.  Soffa was originally selected to serve as a director due to his deep familiarity with our business, his extensive entrepreneurial background and experience in launching new and innovative products.

Michael McIntyre, age  58, Director.  Mr. McIntyre has been a director of the Company since December 8, 2011.  Mr. McIntyre has been President for Consolidated Concepts, Inc., a private Corporate Consulting company specializing in Corporate Development since October 2003.  Mr. McIntyre was a Business and Political Science Major at The University of Washington from 1971 to 1975.  Mr. McIntyre was selected to serve as a director due to his familiarity with the company and his entrepreneurial background.

Advisory Board

The Company’s advisory board is comprised of Douglas Hungerford, Robert McNeill and Bruce E. Chesson .

Douglas Hungerford, 46, B.S.E.E.   Doug has a background in engineering design and manufacturing. Since graduating in the 1990’s, Douglas has worked in a variety of capacities including Sr. Electrical Engineer, Electronics Technician, Project Engineer, and Systems Engineer. He has worked domestically and internationally with many firms and corporations such as E.C.C. International/Cubic Simulation Systems, Simcom, ITEC Productions, Universal Studios Florida and Walt Disney World. Doug recently formed the nonprofit organization ; BDCOTSRUS Inc . that was one of the 22 finalists for the Automotive X-Prize competition. Doug has an in-depth knowledge of numerous hardware and software systems. He earned his bachelor’s degree in Electrical Engineering from the University of Central Florida and is a member of The International Council on Systems Engineering (INCOSE). Doug began his association with the Company in February, 2010.

Robert McNeill, 47, B.S.M.E.    Bob earned his undergraduate degree in Mechanical Engineering from the University of Central Florida and his graduate degree in Industrial and Systems Engineering from the University of Florida. He is a registered engineering intern in the State of Florida and has experience in engineering design and manufacturing.  Bob has taught mechanical and industrial engineering students in the laboratory environment at the University of Central Florida.  Bob’s engineering career has included work in many diverse industries including; automobile, entertainment and medical as well.  Bob is a member of the Society of Automotive Engineers (SAE).

Bruce E. Chesson, 59, B.S.C.O.M. Bruce Chesson is the Alternative Fuel Program Manager for National Aeronautics and Space Administration (NASA)/John F. Kennedy Space Center (KSC) at Cape Canaveral, Florida. In this capacity, he is responsible for developing and managing the KSC Alternative Fuel Vehicle Strategy Plan, and ensuring that strategic analysis, planning and communications are integrated and aligned with the Space Center and agency mission and goals.  Bruce earned a Bachelor of Science degree in communications from Florida Southern College and he served in the U.S. Navy. He began his career with NASA in 2004, after working with the United Space Alliance and Lockheed at KSC. His experience in managing and coordinating logistics and logistics-related functions, including transportation, warehousing, maintenance, and supply. NASA has recognized Bruce for supporting off-site transportation and planning for Orbiter landing and recovery operations.  Bruce also has experience in freight traffic, packaging, shipping, travel office, railroad operations and government vehicles. In 2008, he was awarded the Federal Energy and Water Management Award, Vehicle Fleet Management Category, Individual, for Kennedy Space Center Alternative Fuel Vehicle Management. In 2008, Bruce received the Blue Marble Award for Energy Conservation and Environmental Awareness for Government Transportation.

Family Relationships

None.

Involvement in Certain Legal Proceedings

Except as disclosed in the bios above, our Directors and Executive Officers have not been involved in any of the following events during the past ten years:

1.

any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.

being found by a court of competent jurisdiction in a civil action, the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.

being subject of, or a party to, any federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.

being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Board Committees

Our Board of Directors does not currently have any committees and as such the Board as a whole carries out the functions of audit, nominating and compensation committees. We expect our Board of Directors, in the future, to appoint an audit committee, a nominating committee and a compensation committee and to adopt charters relative to each such committee. We intend to appoint such persons to committees of the Board of Directors as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange, although we are not required to comply with such requirements until we elect to seek listing on a national securities exchange.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

Audit Committee Financial Expert

We do not currently have an “audit committee financial expert” as defined under Item 407(e) of Regulation S-K. As discussed above, our Board of Directors plans to form an Audit Committee. In addition, the Board is actively seeking to appoint an individual to the Board of Directors and the Audit Committee who would be deemed an audit committee financial expert.

Material Changes to Nominations by Security Holders of Director Candidates

In the past fiscal year, there has been no material change to the procedures by which security holders may recommend nominees to the Company’s board of directors.

Director Compensation

Directors are expected to timely and fully participate in all regular and special board meetings, and all meetings of committees that they serve on.

The following table sets forth summary information concerning the total compensation paid to our non-employee directors in 2011 for services to our company.

Name	Fees Earned or Paid in Cash	Option Awards(1)	Total
Michael McIntyre	$0	$0	$0

Code of Ethics

We have not adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because of the small number of persons involved in the management of the company.  We expect our Board of Directors, to adopt a Code of Ethics during the fiscal year ended December 31, 2012.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table

The table below sets forth, for the last two fiscal years, the compensation earned by (i) each individual who served as our principal executive officer or principal financial officer during the last fiscal year and (ii) our most highly compensated executive officer, other than those listed in clause (i) above, who were serving as executive officers at the end of the last fiscal year (together, the “Named Executive Officers”). No other executive officer had annual compensation in excess of $100,000 during the last fiscal year.

				Option	All Other
		Salary	Bonus	Awards	Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)

Mark Soffa,	2011	171,800(1)	0	0	0	171,800(1)
Chairman of the Board of Directors of the Company, Chief Executive Officer and President	2010	548,013	0	0	0	548,013

Outstanding Equity Awards at Fiscal Year-End

Other than as set forth below, there were no outstanding unexercised options, unvested stock, and/or equity incentive plan awards issued to our named executive officers as of December 31, 2011.

	Option Award					Stock Award
Equity
								Equity	Inventive
								Incentive	Plan
								Plan	Awards:
							Market	Awards:	Market
							Value	Number	or Payout
			Equity				of	of	Value of
			Incentive			Number	Shares	Unearned	Unearned
			Plan			of	or	Shares,	Shares,
			Awards:			Shares	Units of	Units or	Units or
	Number of	Number of	Number of			or Units	Stock	Other	Other
	Securities	Securities	Securities			of Stock	That	Rights	Rights
	Underlying	Underlying	Underlying			That	Have	That	That
	Unexercised	Unexercised	Unexercised	Option	Option	Have	Not	Have Not	Have Not
	Options (#)	Options (#)	Unearned	Exercise	Expiration	Not	Vested	Vested	Vested
Name	Exercisable	Unexercisable	Options	Price ($)	Date	Vested	($)	(#)	($)
Mark Soffa	-0	0	0	0	0	0	0	0	0

(1) Mr. Soffa’s compensation for the fiscal year ended December 31, 2011 has been accrued by the Company.

Employment Agreements

None.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our common stock as of May 15, 2012 by (a) each person who is known by us to beneficially own 5% or more of our common stock, (b) each of our directors and executive officers, and (c) all of our directors and executive officers as a group.

Name of Beneficial Owner (1)	Common Stock Beneficially Owned	Percentage of Common Stock (2)
Mark Soffa	3,720,000	28%
Michael McIntyre	101,732	*
All Executive Officers and Directors as a group (2 people)	3,821,732	28.8%

5% Shareholders

Edward Wishner 20963 Ventura Blvd. #20 Woodland Hills, CA 91364	2,000,000	15.1%
Joel Gillis 5000 N. Parkway Calabasas Calabasas, CA 91302	2,000,000	15.1%

(*) - Less than 1%.

(1)	Except as otherwise below, the address of each beneficial owner is c/o Fuel Doctor Holdings, Inc, 23961 Craftsman Road L, Calabasas, CA 91302.
(2)

Applicable percentage ownership is based on13,252,363 shares of common stock outstanding as of May 15, 2012, together with securities exercisable or convertible into shares of common stock within 60 days of May 15, 2012, for each stockholder.  Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities.  Shares of common stock that are currently exercisable or exercisable within 60 days of May 15, 2012, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since the beginning of our fiscal year 2011, there has not been, and there is not currently proposed any transaction or series of similar transactions in which the amount involved exceeded or will exceed the lesser of $120,000 and in which any related person, including any director, executive officer, holder of more than 5% of our capital stock during such period, or entities affiliated with them, had or will have a direct or indirect a material interest and is outside of the scope of our operations.

As of December 31, 2011 and 2010, we had $442,000 and $608,546, respectively due to related parties:

	December 31,	December 31,
	2011	2010
Loan from significant stockholder*	$-	$174,314

Loan from a significant stockholder, with interest at 2% per annum, principal and interest due January 28, 2013*	-	125,000

Loan from a significant stockholder, with interest at 2% per annum, principal and interest due January 28, 2013*	-	207,500

Loan from a significant stockholder, with interest at 2% per annum, principal and interest due January 28, 2013*	-	101,732

$1,000,000 line of credit from an entity owned by two significant stockholders which bears interest at 10% and is due April 1, 2012	$442,000	$-

Loans Payable – related parties	$442,000	$608,546

*In November 2011, significant stockholders of the Company and a related entity of theirs waved unpaid interest and forgave their entire loan balance of  $742,500 contributing these as additional paid in capital.  Another significant shareholder converted his notes for $101,732 for common shares at S1.00 per share.

Director Independence

One of our directors, Michael McIntyre, is an independent director, using the Nasdaq definition of independence.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

The aggregate fees billed and unbilled for the fiscal years ended December 31, 2011 and December 31, 2010 for professional services rendered by our principal accountants for the audits of our annual financial statements, the review of our financial statements included in our quarterly reports on Form 10-Q and consultations and consents were approximately $61,950 and  $11,750.

Audit-Related Fees

There were no aggregate fees billed for the fiscal year ended December 31, 2011 and 2010 for assurance and related services rendered by our principal accountants related to the performance of the audit or review of our financial statements, specifically accounting research.

Tax and Other Fees

The aggregate fees billed for the fiscal year ended December 31, 2011 and December 31, 2010 for professional services rendered by our principal accountants for tax related research and advice were $2,154 and $7,713 respectively.

The Board of Directors selects our independent public accountant, establishes procedures for monitoring and submitting information or complaints related to accounting, internal controls or auditing matters, engages outside advisors, and makes decisions related to funding the outside auditory and non-auditory advisors.

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

Exhibit Number	Description
2.1

Agreement and Plan of Reorganization, dated August 24, 2011. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on August 26, 2011 and incorporated herein by reference)

3.1	Certificate of Incorporation. (filed as Exhibit 3.1 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008 and incorporated herein by reference).
3.2	Certificate of Amendment to the Company’s Certificate of Incorporation, dated September 1, 2011*
3.3	By Laws (filed as Exhibit 3.2 to the Company’s Registration Statement on Form S-1 filed with the SEC on August 5, 2008 and incorporated herein by reference).
4.1	Form of Secured Note*
10.1	A to Z innovations World Wide Sales Agreement (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 14, 2011 and incorporated herein by reference).
10.2	A to Z Innovations US and Canada Sales Agreement (filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 14, 2011 and incorporated herein by reference).
10.3

Form of Non-Compete agreement with the Officers of Fuel Doctor (filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K/A filed with the SEC on November 14, 2011 and incorporated herein by reference)

10.4

Primary Sponsorship Agreement, effective as of May 13, 2011 by and between Triad Racing technologies, LLC d/b/a Co-Pilott Motorsports marketing and Fuel Doctor LLC (filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 19, 2012 and incorporated herein by reference).

10.5

2011 Sponsorship Agreement, dated March 29, 2011, by and between Turn One Racing LLC and Fuel Doctor LLC (filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 19, 2012 and incorporated herein by reference).

10.6

Letter Agreement, effective as of May 13, 2011 by and between Triad Racing technologies, LLC d/b/a Co-Pilott Motorsports Marketing and Fuel Doctor LLC (filed as Exhibit 10.7 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 19, 2012 and incorporated herein by reference).

10.7

Raboy Sales Corp. Principal and Representative Agreement, dated October 2010, by and between Raboy Sales Corp. and Fuel Doctor LLC (filed as Exhibit 10.8 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 19, 2012 and incorporated herein by reference).

10.8

Test Results of FD-47 evaluation performed by Testcar Co., Ltd. on December 12, 2008 (filed as Exhibit 10.9 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 19, 2012 and incorporated herein by reference).

10.9

Test Results of FD-47 evaluation performed by KETT Engineering on May 27, 2009 and June 19, 2009 (filed as Exhibit 10.10 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 19, 2012 and incorporated herein by reference).

10.10

Test Results of FD-47 evaluation performed by Ledico Ltd.-Bosch. on November 19, 2009 (filed as Exhibit 10.11 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 19, 2012 and incorporated herein by reference).

10.11

Test Results of FD-47 evaluation performed by Intertek on August 30, 2010 (filed as Exhibit 10.12 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 19, 2012 and incorporated herein by reference).

10.12

Test Results of FD-47 evaluation performed by Intertek on October 7, 2010 (filed as Exhibit 10.13 to the Company’s Current Report on Form 8-K/A filed with the SEC on January 19, 2012 and incorporated herein by reference).

10.13

Agency Agreement, dated January 1, 2012, by and between Fuel Doctor Holdings, Inc. and Ma Song Hai/Fuel Doctor Automobile Care China Beijing Co (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 5, 2012 and incorporated herein by reference)†

10.14

Agency Agreement, dated January 1, 2012, by and between Fuel Doctor Holdings, Inc. and Senibellacorp S.A. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2012 and incorporated herein by reference)†

10.15

Agency Agreement, effective as of February 1, 2012, by and between Fuel Doctor Holdings, Inc. and Gulf Caravan Trading (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 7, 2012 and incorporated herein by reference)†

10.16

Agency Agreement, dated January 1, 2012, by and between Fuel Doctor Holdings, Inc. and IMPEX Holding Co. Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 29, 2012 and incorporated herein by reference)†

16.1	Letter from Li & Company.,PC, dated March 1, 2012 (filed as Exhibit 16.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 5, 2012 and incorporated herein by reference)
21.1	List of Subsidiaries*
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act*
32.1	Certification of Chief Executive and Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act*

EX-101.INS Xbrl Instance Document**

EX-101.SCH Xbrl Taxonomy Extension Schema Document**

EX-101.CAL Xbrl Taxonomy Extension Calculation Linkbase Document**

EX-101.DEF Xbrl Taxonomy Extension Definition Linkbase Document**

EX-101.LAB Xbrl Taxonomy Extension Labels Linkbase Document**

EX-101.PRE Xbrl Taxonomy Extension Presentation Linkbase Document**

*	Filed herewith

** The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

†

 Confidential treatment is requested for certain confidential portions of this exhibit pursuant to Rule 24b-2 under the Exchange Act. In accordance with Rule 24b-2, these confidential portions have been omitted from this exhibit and filed separately with the Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or Section 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEL DOCTOR HOLDINGS, INC.

Date: May 22, 2012	By:	/s/ Mark Soffa
Name: Mark Soffa
Title: Chief Executive Officer (Principal Executive Officer and Principal Financial Officer), President and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Mark Soffa Mark Soffa	Chief Executive Officer and Director (Principal Executive Officer, Principal Financial and Accounting Officer)	May 22, 2012

/s/ Mike McIntyre Mike McIntyre	Director	May 22, 2012

FUEL DOCTOR HOLDINGS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members of

Fuel Doctor, LLC.

Calabasas, California

We have audited the accompanying consolidated balance sheets of Fuel Doctor, LLC. (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, members’ equity and cash flows for the year then ended.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 3 to the consolidated financial statements, the Company had an accumulated deficit at December 31, 2010, had a net loss and net cash used in operating activities for the year then ended, respectively.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Li & Company, PC

Li & Company, PC

Skillman, New Jersey

August 24, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Fuel Doctor Holdings, Inc.

We have audited the accompanying consolidated balance sheet of Fuel Doctor Holdings, Inc. and Subsidiaries as of December 31, 2011, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended.  Fuel Doctor Holdings’ Inc.’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards established by the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Fuel Doctor Holdings’ Inc. and Subsidiaries as of December 31, 2011, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has sustained recurring operating losses, continues to consume cash in operating activities, and has an accumulated deficit at December 31, 2011.  These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Rose,Synder & Jacobs LLP

Rose, Snyder & Jacobs LLP

Encino, California

May 15, 2012

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2011 AND DECEMBER 31, 2010
	December 31, 2011	December 31, 2010

ASSETS
CURRENT ASSETS:
Cash	$495	$11,640
Accounts receivable, net of allowance	36,980	72,261
Inventories	793,719	1,404,478
Advance on inventory purchases	557,996	-
Prepayments and other current assets	147,582	1,726

Total Current Assets	1,536,772	1,490,105

OFFICE AND TRADESHOW EQUIPMENT:
Office and tradeshow equipment	41,628	4,840
Accumulated depreciation	(9,821)	(1,062)
Office and tradeshow equipment, net	31,807	3,778

SECURITY DEPOSIT	5,434	3,210

Total Assets	$1,574,013	$1,497,093

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$474,413	$334,181
Bank overdraft	29,962	-
Accrued expenses and other current liabilities	60,907	94,352
Credit cards payable	74,040	64,444
Advance from related party	1,856	2,501
Customer deposits	42,613	-
Notes payable	26,000	-
Notes payable - related parties	442,000	-
Notes payable convertible into common shares	202,000	-
	-	-
Due to factor	30,750	-

Total Current Liabilities	1,384,541	495,478

LONG TERM DEBT - RELATED PARTIES	-	608,546

Total Long Term Liabilities	-	608,546

Total Liabilities	1,384,541	1,104,024

COMMITMENTS AND CONTINGENCIES
FUEL DOCTOR HOLDINGS, INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 43,000,000 shares authorized; none issued or outstanding
	-	-
Common stock at $0.0001 par value: 215,000,000 shares authorized; 12,950,332 and 8,000,000 shares issued and outstanding, respectively
	1,296	800
Additional Paid in Capital	1,258,559	3,352,668
Accumulated Deficit	(1,070,383)	(2,960,399)

Total Shareholders' Equity (Deficit)	189,472	393,069

	-	-

Total Liabilities and Equity (Deficit)	$1,574,013	$1,497,093

See reports of independent registered public accounting firm and the accompanying notes to the consolidated financial statements.

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	December 31, 2011	December 31, 2010

NET REVENUES	$775,155	$780,146

COST OF GOODS SOLD
Cost of goods sold	597,667	753,996

GROSS PROFIT	177,488	26,150

OPERATING EXPENSES:
Advertising and promotion	1,249,706	967,870
Other operating expenses	1,581,754	1,535,087

Total operating expenses	2,831,460	2,502,957

LOSS FROM OPERATIONS	(2,653,972)	(2,476,807)

OTHER (INCOME) EXPENSE:
Interest expense	37,176	8,752
Other (income) expense	(24)	(423)

Other (income) expense, net	37,152	8,329

NET LOSS	$(2,691,124)	$(2,485,136)

Basic and diluted loss per share	($0.27)	($0.31)

Weighted average common shares outstanding	9,860,880	8,000,000

See reports of independent registered public accounting firm and the accompanying notes to the consolidated financial statements.

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDING DECEMBER 31, 2011 and 2010

			Additional
	Common Stock, $0.0001 Par Value		Paid-In	Accumulated	Total
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance, January 1, 2010	8,000,000	$800	$872,478	$(475,263)	$398,015

Capital contribution	-	-	2,480,190	-	2,480,190

Net loss	-	-	-	(2,485,136)	(2,485,136)

Balance, December 31, 2010	8,000,000	800	3,352,668	(2,960,399)	393,069

Capital contribution	-	-	215,000	-	215,000

Forgiveness of debt from managing member	-	-	209,326	-	209,326

Common shares sold	847,500	84	847,416	-	847,500
Stock issued for raising equity	500,000	50	(50)	-	-
Net loss from January 1, 2011 to August 23, 2011	-	-	-	(1,620,741)	(1,620,741)

Reclassification of LLC accumulated deficit through August 23, 2011 as paid-in- capital per SAB Topic 4B
	-	-	(4,581,140)	4,581,140	-

Reverse acquisition adjustment	3,126,100	313	(24,190)	-	(23,877)

Balance, August 23, 2011	12,473,600	1,247	19,030	-	20,277

Common shares sold	165,000	16	164,984	-	165,000

Issuance of common shares for Conversion of loans payable	101,732	12	122,066	-	122,078

Forgiveness of debt from related parties	-	-	742,500	-	742,500

Stock issued in exchange for services	210,000	21	209,979	-	210,000

Net loss from August 24, 2011 to December 31, 2011	-	-	-	(1,070,383)	(1,070,383)

Balance, December 31, 2011	12,950,332	$1,296	$1,258,559	$(1,070,383)	$189,472

See reports of independent registered public accounting firm and the accompanying notes to the consolidated financial statements.

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2011 AND DECEMBER 31, 2010

	December 31, 2011	December 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,691,124)	$(2,485,136)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	8,759	1,062
Amortization of discount on notes payable
Interest on notes converted into equity	20,346	-
Shares issued relating to service	70,000	-
Changes in operating assets and liabilities:
Accounts receivable	35,281	(47,379)
Inventories	610,759	(793,721)
Advance on purchases	(557,996)	-
Prepayments and other current assets	(5,856)	(1,726)
Security deposit	(2,224)	(210)
Accounts payable	116,355	70,265
Bank Overdraft	-	-
Customer deposits	42,613	-
Accrued expenses and other current liabilities	11,153	158,796

NET CASH USED IN OPERATING ACTIVITIES	(2,341,934)	(3,098,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of office and tradeshow equipment	(36,788)	(4,840)

NET CASH USED IN INVESTING ACTIVITIES	(36,788)	(4,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from factor	30,750	-
Advance from officer	(2,501)	-
Proceeds from notes payable	26,000	101,732
Proceeds from notes payable - related parties	872,319	506,814
Payments on from notes payable - related parties	(460,453)	-
Proceeds from notes payable convertible into common shares	202,000	-
Proceeds from Line of Credit	442,000	-
Advance from related party	-	635
Bank Overdraught	29,962	-
Proceeds from issuance of common stock	1,227,500	2,479,790

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,367,577	3,088,971

NET CHANGE IN CASH	(11,145)	(13,918)

Cash at beginning of period	11,640	25,558

Cash at end of period	$495	$11,640

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes into common shares	$101,732	-
Forgiveness of loans from shareholders	$951,826	$-

See reports of independent registered public accounting firm and the accompanying notes to the consolidated financial statements.

Fuel Doctor Holdings, Inc. (Formerly Silverhill Management Services, Inc.) and Subsidiaries

December 31, 2011 and 2010

Notes to the Consolidated Financial Statements

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

Acquisition of Fuel Doctor, LLC and subsidiary recognized as a reverse acquisition

On August 24, 2011, the Company consummated an Agreement and Plan of Reorganization (the “Plan”) by and among the Company, Fuel Doctor, LLC, a California limitedliability company, Emily Lussier, the Company’s controlling shareholder, and the members of FDLLC.  Pursuant to the Plan, (i) Emily Lussier surrendered 3,485,000 shares, representing her controlling interest in the Company and resigned as an officer and director; the Company (ii) effectuated a 4.3 for 1 (1:4.3) forward stock split and issued 2,399,100 shares of its common stock to its pre-merger shareholders to give effect to the stock split; (iii) acquired 100% of the membership interests of FDLLC for 8,500,000 common shares of the Company; and (iv) converted working capital advances of $867,500 at $1.00 per share for 867,500 shares of the Company’s common stock. Total number of common shares issued represents approximately 74.7% of the Company outstanding stock immediately post acquisition; FDLLC became a wholly owned subsidiary of the Company; and the managers of FDLLC were appointed as the Officers and Directors of the Company. The merger between the Company and FDLLC has been treated as a reverse acquisition with FDLLC deemed the accounting acquirer and the Company deemed the accounting acquiree. The reverse merger is deemed a capital transaction and the net assets of FDLLC (the accounting acquirer) are carried forward to the Company (the legal acquirer and the reporting entity) at their carrying value before the combination. The acquisition process utilizes the capital structure of the Company and the assets and liabilities of FDLLC which are recorded at historical cost.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include all accounts of the Company as of December 31, 2011, and for the period from August 24, 2011 (date of acquisition) through December 31, 2011; all accounts of the Fuel Doctor LLC as of December 31, 2011 and 2010, all accounts of Fuel Stations as of December 31, 2011 and 2010. All inter-company balances and transactions have been eliminated.

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

Level 3

Pricing inputs that are generally unobservable inputs and not corroborated by market data.

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

The Company’s long-term debt approximates the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at December 31, 2011 and 2010.

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

Carrying value, recoverability and impairment of long-lived assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include office and tradeshow equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

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

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of operations.

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

There was $0 allowance for doubtful accounts at December 31, 2011 and 2010.

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products.

Inventories

The Company values inventories, consisting of purchased goods for resale, at the lower of cost or market. Cost is determined using the first in first out method.  The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

Office and tradeshow equipment

Office and trade show equipment is recorded at cost. Expenditures for major additions and betterments are capitalized.

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

Investments other

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

The shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor under the form of 526 Class B Shares. As of April 24, 2012, they are in the process of preparing the share certificates.

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved)  description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that was used in the preceding period; and d) amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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

Non-controlling interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in Fuel Stations, its majority owned subsidiary in the consolidated balance sheets within the equity section, separately from the Company’s members’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Fuel Stations.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance. Fuel Stations was inactive at December 31, 2011.

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 is not expected to have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 is not expected to have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, "Disclosures about Offsetting Assets and Liabilities." The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at December 31, 2011, had a net loss and net cash used in operating activities for the year then ended.

While the Company is attempting to generate sufficient revenues, the Company’s cash position may not be sufficient to support the Company’s daily operations. Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate sufficient revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate sufficient revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan, raise funds and generate sufficient revenues. Should management fail to raise funds or generate sufficient revenue the Company may need to curtail their operations.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORIES

Inventories at December 31, 2011 and 2010 consisted of the following:

	December 31, 2011	December 31, 2010
Finished goods	$793,719	$1,404,478

At December 31, 2011, approximately 73% of our inventory was held by our vendor, A to Z Innovations in Thailand.

Slow-moving or obsolescence markdowns

The Company recorded $0 of inventory obsolescence adjustments for the years ended December 31, 2011 and 2010.

Lower of cost or market adjustments

There was no lower of cost or market adjustments for the interim period ended December 31, 2011 or 2010.

NOTE 5 – OFFICE AND TRADESHOW EQUIPMENT

Office and tradeshow equipment, stated at cost, less accumulated depreciation at December 31, 2011 and 2010, consisted of the following:

	Estimated Useful	December 31,	December 31,
	Life (Years)	2011	2010
Office and tradeshow equipment	5	$41,628	$4,840
Less accumulated depreciation		-9,821	-1,062
		$31,807	$3,778

Depreciation expense for the years ended December 31, 2011 and 2010 was $8,759 and $467, respectively.

NOTE 6 – NOTES PAYABLE

Notes Payable

For the year ended December 31, 2011 the Company had an outstanding Note Payable to an individual for $26,000 bearing interest at 4% per annum. This note had a due date of December 20, 2011 and was paid subsequent to December 31, 2011.

Related Parties Notes Payable

In November 2011 the Company entered into a $1,000,000 line of credit from an entity owned by two significant stockholders of the Company which bears interest at 10% and  due April 1, 2012. Subsequent to year-end the maturity date on this note was extended to June 1, 2012. The outstanding balance was $442,000 at December 31, 2011.

Notes Payable convertible into common shares

During 2011, the Company borrowed money from an individual under convertible note agreements bearing interest ranging from 3% to 11% for the terms of the notes, which matured between March and June 2012. The notes were convertible at the option of the holder at a price of $1 per share.  Subsequent to year end, after shares have been issued in payment of these notes, the note holder is disputing the conversion.

NOTE 7 – DUE TO FACTOR

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

For the years ended December 31, 2011 and 2010, the Company paid $12,643 and $0 in aggregate as interest expense and fees to the factor, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related parties

Related parties with whom the Company had transactions are:

Mark Soffa

Significant Stockholder of the Company

Joel Gillis

Significant Stockholder of the Company

Ed Wishner

Significant Stockholder of the Company

Michal McIntyre

Significant Stockholder of the Company

Nationwide

An entity owned by two significant stockholders of the Company

Loans payable – related parties

	December 31,	December 31,
	2011	2010

Loan from significant stockholder*	$-	$174,314

Loan from a significant stockholder, with interest at 2% per annum, principal and interest due January 28, 2013*	-	125,000

Loan from a significant stockholder, with interest at 2% per annum, principal and interest due January 28, 2013*	-	207,500

Loan from a significant stockholder, with interest at 2% per annum, principal and interest due January 28, 2013*	-	101,732

$1,000,000 line of credit from an entity owned by two significant stockholders which bears interest at 10% and is due April 1, 2012	442,000	-

Loans Payable – related parties	$442,000	$608,546

*In November 2011, significant stockholders of the Company and a related entity of theirs waved unpaid interest and forgave their entire loan balance of

$742,500 contributing these as additional paid in capital.  Another significant shareholder converted his notes for $101,732 for common shares at S1.00 per share.

Advance from related party

Advance from related party at December 31, 2011 represents the unpaid compensation of an officer of the Company.

NOTE 9 – STOCKHOLDERS’ DEFICIT

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Exclusive agency agreement

On August 15, 2009, the Company entered into an exclusive agency agreement (the “Exclusive Agency Agreement”) to distribute and market a fuel saving component, which reduces the utilization of gas known as “fuel doctor” (the “Product”) for the territories of the U.S. and Canada with A to Z Innovations, Limited (“Vendor”), the owner of the patent to the product.  On December 15, 2009, both parties amended the Exclusive Agency Agreement to set the minimum number of units requirement under the Exclusive Agency Agreement. On February 1, 2011, both parties amended the Exclusive Agency Agreement to expand the exclusive territories of distribution to worldwide from the U.S. and Canada. Pursuant to the terms of the amendment. On March 26,2012 both parties amended the Exclusive Agency Agreement to reduce the minimum number of units requirement  from 500,000 in the third year to 250,000; from 700,000 in the fourth year to 400,000; and from 1,000,000 to 600,000 in the fifth year.  In order for the Company to maintain its exclusive distribution right, the Company must purchase a minimum number of the product, FD-47, during the yearly periods as set forth below:

Year of Contract

Number of Units

First (12/15/2009-12/14/2010)

110,000

Second (12/15/2010-12/14/2011)

200,000

Third (12/15/2011-12/14/2012)

250,000

Fourth (12/15/2012-12/14/2013)

400,000

Fifth (12/15/2015-12/15/2014)

600,000

As of December 14, 2010, the Company purchased 135,000 units.

As of December 31, 2011, the Company has ordered the second year’s 200,000 units and deposited $577,996 with the Vendor.

The Exclusive Agency Agreement was originally granted to the Company’s CEO who assigned the agreement to the Company.  Prices are fixed for a period of twelve months, after which both parties may mutually agree on a price change.

Legal proceeding

On August 12, 2011, the Company was named as a party to a Class Action Complaint filed by Benjamin Anthony Perez (Benjamin Anthony Perez  vs. Fuel Doctor, LLC) in the United States District Court for the Central District of California (Case No. SACV11-01204).  The plaintiff alleges that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  The management of the Company believes that this lawsuit is without merit and the Company will vigorously defend itself in this lawsuit. We don't believe the plaintiff will prevail, but the range of the loss cannot be determined should he prevail.

On July 26, 2011, the Company was named as a party to a Class Action Complaint filed by Derrick McGinnis (Derrick McGinnis vs. Fuel Doctor, LLC) in the Los Angeles Superior Court (Case No. BC466191).  The plaintiff alleges that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  The management of the Company believes that this lawsuit is without merit and the Company will vigorously defend itself in this lawsuit. We don't believe the plaintiff will prevail, but the range of the loss cannot be determined should he prevail.

Operating lease

On April 19, 2011, the Company entered into a non-cancelable operating lease for approximate 5,188 square feet of office space, effective June 15, 2011 and expiring on June 30, 2014. Future minimum payments required under this non-cancelable lease are as follows:

Year Ended December 31:
2012	$59,136
2013	59,136
2014	29,568
$147,840

Rent expense paid for the years ended December 31, 2011 and 201 was $48495 and $36,630 respectively.

NOTE 11 – CONCENTRATIONS AND CREDIT RISK

Customer and credit concentrations

Customer concentrations for the years ended December 31, 2011 and 2010 and credit concentrations at December 31, 2011 and  2010 are as follows:

	Net Sales for Year Ended		Accounts Receivable at
	December 31,	December 31,	December 31,	December 31,
	2011	2010	2011	2010
Customer A – Heartland America	46.2%	48.0%	100%	84.0%
Customer B - Best Buy	-%	33.0%	-%	5.0%
Customer C - Advanced Auto Parts Inc.	21.9%	-%	-%	-%
Customer E- Canadian Tire Corporation	23.1%	-%	-%	-%
	91.2%	81.0%	100%	89.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

The Company purchases 100% of its inventory from A to Z Innovations, Limited, an entity in Hong Kong ( see note 12). In accordance with the terms of the Exclusive Agency Agreement with A to Z innovations, Limited, Limited, the Company is required to make deposits on inventory at the time they make a purchase order. At December 31, 2011, the advance on inventory purchase amounted to $557,996. Although we have not suffered losses on such advancement to Vendor, such balance is subject to credit risk should Vendor fail to honor their obligation to provide the Company with the inventory.

Product  Concentration

The Company owns the exclusive marketing and distribution right to the product it distributes and this product accounted for all of the sales for the interim period ended December 31, 2011 and 2010.

NOTE 12 – SUBSEQUENT EVENTS

Also in February of 2011, Vendor granted the Company exclusive rights to distribute the Fuel Doctor product worldwide.

On March 12, 2012, A to Z Innovations, Limited (“Vendor”), entered into an amended exclusive distribution agreement. This exclusive distribution agreement with A to Z includes a provision that if the Company purchases it’s product from any source other than the Vendor, or if the Company files a prohibitive order, that Vendor will have the right to purchase 25% of the shares of the Company for $1.00.

On March 26, 2012, the Company and Vendor amended the Exclusive Agency Agreement to reduce the minimum number of units requirement to be order (See Note 11 COMMITMENTS AND CONTINGENCIES) from 500,000 in the third year to 250,000; from 700,000 in the fourth year to 400,000; and from 1,000,000 to 600,000 in the fifth year.

Between January 1, 2012 and the issuing of these financial statements the Company has drawn down and additional $534,020 on the line of credit from an entity owned by two significant stockholders bring the borrowed amount to $976,020 of the $1,000,000 line.

On March 13, 2012 the Company paid off a$26,000 long term note payable along with the related interest payable.

Subsequent to year end, the Company issued 100,000 shares and paid $30,000 in settlement of invoices owed to their former auditing firm.

Subsequent to year end, the Company has signed distribution agreements with international distributors in China, covering Mainland China, Macao Province and Hong Kong. In South America covering Argentina, Bolivia, Brazil, Chile, Colombia, Ecuador, French Guiana, Guyana, Paraguay, Peru, Suriname, Uruguay and Venezuela. In the Middle East covering Saudi Arabia, Baharain, Qatar, Kuwait, United Arab Emirates, Oman, Jordan, Egypt, Sudan and Kenya. In Europe covering France, Spain, Italy Greece and Poland. These distribution agreements require minimum purchases from Fuel Doctor Holdings over the next five years in order to maintain their exclusivity.  The distribution agreement in Europe is with an entity owned by on the the owners of A to Z Innovations, Limited.

Subsequent to year end, the Company issued 202,000 common shares to a note holder with respect to a note payable convertible into common shares. The note holder however is disputing the conversion of the note into stock.

On February 9, 2012, the Company was named as a party to a lawsuit filed by Turn One Racing, LLC. (Turn One Racing, LLC v. Fuel Doctor) in the West District of Virginia (Civil Action No. 4:12-CV-00001-JLK).  The plaintiff alleges that Company failed to pay $215,082 of a NASCAR sponsorship agreement for the 2011 race season. The Company has engaged an attorney to counter sue the plaintiff for breach of contract.

The  shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor under the form of 526 Class B Shares. As of April 24, 2012, they are in the process of preparing the transfer.