Form 10-Q
period 2012-03-31
FUEL DOCTOR HOLDINGS, INC.
filed 2012-06-18
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X  . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

23961 Craftsman Road Suite, LM

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

Yes      . No   X  .

As of June 13, 2012, there were 14,352,363 shares of common stock, $0.001 par value per share, outstanding.

FUEL DOCTOR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2012

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Fuel Doctor Holdings, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements.”  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and the demand for the Company’s products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF MARCH 31, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	March 31, 2012	December 31, 2011

ASSETS
CURRENT ASSETS:
Cash	$1,038	$495
Accounts receivable, net of allowance	21,803	36,980
Inventories	784,382	793,719
Advance on inventory purchases	590,000	557,996
Prepayments and other current assets	95,667	147,582

Total Current Assets	1,492,890	1,536,772

OFFICE AND TRADESHOW EQUIPMENT:
Office and tradeshow equipment	41,628	41,628
Accumulated depreciation	(11,993)	(9,821)
Office and tradeshow equipment, net	29,635	31,807

SECURITY DEPOSIT	5,434	5,434

Total Assets	$1,527,959	$1,574,013

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$344,084	$474,413
Bank overdraft	-	29,962
Accrued expenses and other current liabilities	107,845	60,907
Credit cards payable	55,530	74,040
Advance from related party	1,856	1,856
Customer deposits	-	42,613
Notes payable	-	26,000
Notes payable - related parties	883,520	442,000
Notes payable convertible into common shares	-	202,000
Due to factor	14,678	30,750

Total Current Liabilities	1,407,513	1,384,541

Total Liabilities	1,407,513	1,384,541

COMMITMENTS AND CONTINGENCIES
FUEL DOCTOR HOLDINGS, INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 43,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value: 215,000,000 shares authorized; 13,252,323 and 12,950,332 shares issued and outstanding, respectively	1,326	1,296
Additional Paid in Capital	1,487,479	1,258,559
Accumulated Deficit	(1,368,359)	(1,070,383)

Total Shareholders' Equity (Deficit)	120,446	189,472

NONCONTROLLING INTEREST IN SUBSIDIARY	-	-

Total Liabilities and Equity (Deficit)	$1,527,959	$1,574,013

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2012 AND MARCH 31, 2011

	March 31, 2012	March 31, 2011

NET REVENUES	$221,415	$344,007

COST OF GOODS SOLD
Cost of goods sold	154,765	210,614

GROSS PROFIT	66,650	133,393

OPERATING EXPENSES:
Advertising and promotion	395	349,681
Other operating expenses	344,699	210,168

Total operating expenses	345,094	559,849

LOSS FROM OPERATIONS	(278,444)	(426,456)

OTHER (INCOME) EXPENSE:
Interest expense	19,532	3,043
Other (income) expense	-	(6)

Other (income) expense, net	19,532	3,037

NET LOSS	$(297,976)	$(429,493)

Basic and diluted loss per share	$(0.02)	$(0.05)

Weighted average common shares outstanding	12,987,739	8,000,000

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE QUARTERS ENDED MARCH 31, 2012 AND MARCH 31, 2011

	March 31, 2012	March 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(297,976)	$(429,493)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	2,172	331
Amortization of discount on notes payable
Interest on notes converted into equity	-	-
Shares issued relating to service	-	-
Changes in operating assets and liabilities:
Accounts receivable	15,177	(50,410)
Inventories	147,333	156,807
Advance on purchases	(170,000)	-
Prepayments and other current assets	51,915	-
Accounts payable	(103,379)	(169,914)
Customer deposits	(42,613)	-
Accrued expenses and other current liabilities	28,428	(6,065)

NET CASH USED IN OPERATING ACTIVITIES	(368,943)	(498,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of office equipment	-	(1,530)

NET CASH USED IN INVESTING ACTIVITIES	-	(1,530)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from factor	(16,072)	-
Payment on note payable	(26,000)	-
Proceeds from notes payable - related parties	441,520	-
Advance from related party	-	(635)
Bank Overdraught	(29,962)	-
Proceeds from note payable	-	565,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	369,486	564,365

NET CHANGE IN CASH	543	64,091

Cash at beginning of period	495	11,882

Cash at end of period	$1,038	$75,973

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$376	$600
Income taxes paid	$1,600	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes into common shares	$202,000	$-

Fuel Doctor Holdings, Inc. (Formerly Silverhill Management Services, Inc.) and Subsidiaries

March 31, 2012 and 2011

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim condensed consolidated financial statements for Fuel Doctor Holdings, Inc. (referred to herein as the “Company”, “Fuel Doctor”, “we”, “us” or “our”) and our subsidiaries have been prepared in accordance with the Securities and Exchange Commission (“SEC”) rules for interim financial information and do not include all information and notes required for complete financial statements. In our opinion, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year. The accompanying financial information should be read in conjunction with the financial statements and the notes thereto in our most recent Annual Report on Form 10-K, from which the December 31, 2011 balance sheet has been derived.

Principles of consolidation

The consolidated financial statements include all accounts of the Company as of March 31, 2012, and for the period from August 24, 2011 (date of acquisition) through March 31, 2012; all accounts of the Fuel Doctor LLC as of March 31, 2012 and December 31, 2011, all accounts of Fuel Stations as of March 31, 2012 and December 31, 2011. All inter-company balances and transactions have been eliminated.

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

There was $0 allowance for doubtful accounts at March 31, 2012 and December 31, 2011.

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products.

Inventories

The Company values inventories, consisting of purchased goods for resale, at the lower of cost or market. Cost is determined using the fist in first out method. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

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

Non-controlling interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in Fuel Stations, its majority owned subsidiary in the consolidated balance sheets within the equity section, separately from the Company’s members’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Fuel Stations.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance. Fuel Stations was inactive at March 31, 2012.

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at March 31, 2012, had a net loss and net cash used in operating activities for the year then ended.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORIES

Inventories at March 31, 2012 and December  31, 2011 consisted of the following:

	March 31, 2012	December 31, 2011
Finished goods	$784,382	$793,719

At March 31, 2012 and December 31, 2011, approximately 82% and 73% respectively of our inventory respectively was held by our vendor, A to Z Innovations in Thailand.

Slow-moving or obsolescence markdowns

The Company recorded $0 of inventory obsolescence adjustments for the quarter ended March 31, 2012 or the year ended December 31, 2011.

Lower of cost or market adjustments

There was no lower of cost or market adjustments for the quarter ended March 31, 2012 or the year ended December 31, 2011.

NOTE 5 – OFFICE AND TRADESHOW EQUIPMENT

Office and tradeshow equipment, stated at cost, less accumulated depreciation at March 31, 2012 and December  31, 2011, consisted of the following:

	Estimated Useful	March 31,	December 31,
	Life (Years)	2012	2011

Office and tradeshow equipment	5	$41,628	$41,628
Less accumulated depreciation		-11,993	-9,821
		$29,635	$31,807

Depreciation expense for the period ended March 31, 2012 and March 31, 2011 was $2,172 and $331, respectively.

NOTE 6 – NOTES PAYABLE

Notes Payable

For the year ended December 31, 2011 the Company had an outstanding Note Payable to an individual for $26,000 bearing interest at 4% per annum. This note had a due date of December 20, 2011 and was paid in full during the first quarter of 2012.

Related Parties Notes Payable

In November 2011 the Company entered into a $1,000,000 line of credit from an entity owned by two significant stockholders of the Company which bears interest at 10% and due April 1, 2012. Subsequent to year-end the maturity date on this note was extended to June 1, 2012. The outstanding balance was $883,520 and $442,000 respectively at March 31, 2012 and December 31, 2011.

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

For the quarter ended March 31,2012 and the year ended December 31, 2011, the Company paid $2,050 and $12,643 in aggregate as interest expense and fees to the factor, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related parties

Related parties with whom the Company had transactions are:

Mark Soffa	Significant Stockholder of the Company
Joel Gillis	Significant Stockholder of the Company
Ed Wishner	Significant Stockholder of the Company
Nationwide	An entity owned by two significant stockholders of the Company

Related Parties Notes Payable

The $1,000,000 line of credit is from Nationwide, an entity owned by Joel Gillis and Ed Wishner which bears interest at 10% and is due June 29, 2012.  As of March 31, 2012 and December 31, 2011, the Company borrowed $883,520 and $442,000 on the line of credit.

Advance from related party

Advance from related party at March 31, 2012 and December 31, 2011 represents the unpaid compensation of an officer of the Company.

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

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Exclusive agency agreement

On August 15, 2009, the Company entered into an exclusive agency agreement (the “Exclusive Agency Agreement”) to distribute and market a fuel saving component, which reduces the utilization of gas known as “fuel doctor” (the “Product”) for the territories of the U.S. and Canada with A to Z Innovations, Limited (“Vendor”), the owner of the patent to the product.  On December 15, 2009, both parties amended the Exclusive Agency Agreement to set the minimum number of units requirement under the Exclusive Agency Agreement. On February 1, 2011, both parties amended the Exclusive Agency Agreement to expand the exclusive territories of distribution to worldwide from the U.S. and Canada. Pursuant to the terms of the amendment. On March 26, 2012, both parties amended the Exclusive Agency Agreement to reduce the minimum number of units requirement from 500,000 in the third year to 250,000; from 700,000 in the fourth year to 400,000; and from 1,000,000 to 600,000 in the fifth year.  In order for the Company to maintain its exclusive distribution right, the Company must purchase a minimum number of the product, FD-47, during the yearly periods as set forth below:

Year of Contract	Number of Units

First (12/15/2009-12/14/2010)	110,000
Second (12/15/2010-12/14/2011)	200,000
Third (12/15/2011-12/14/2012)	250,000
Fourth (12/15/2012-12/14/2013)	400,000
Fifth (12/15/2015-12/15/2014)	600,000

On March 26, 2012, the Company and Vendor amended the Exclusive Agency Agreement to reduce the minimum number of units requirement to be order from 500,000 in the third year to 250,000; from 700,000 in the fourth year to 400,000; and from 1,000,000 to 600,000 in the fifth year.

As of March 31, 2012 and December 31, 2011, the Company has ordered the second year’s 200,000 units and deposited $590,000 as of March 31, 2012 and $577,996 as of December 31, 2011with the Vendor.

On March 9, 2012, the Company and A to Z Innovations, Limited (“Vendor”), the 100% owner of the Fuel Doctor patent no. 022564/0718 (for the product the Company sells), entered into an Exclusive Agency (distribution) Agreement. This exclusive distribution agreement includes a provision that if the Company purchases it's product from any source other than Vendor, or if the Company files a prohibition order, that Vendor will have the right to purchase 25% of the shares of the Company for $1 per share.

Also on February of 2011, Vendor granted the Company exclusive rights to distribute the Fuel Doctor product worldwide.

The Exclusive Agency Agreement was originally granted to the Company’s CEO who assigned the agreement to the Company.  Prices are fixed for a period of twelve months, after which both parties may mutually agree on a price change.

Notes Payable convertible into common shares

During 2011, the Company borrowed $202,000 from an individual under convertible note agreements bearing interest ranging from 3% to 11% for the terms of the notes, which matured between March and June 2012. The notes were converted in the first quarter of 2012 at the option of the holder at a price of $1 per share.  However, after shares were issued in payment of these notes, the note holder is disputing the conversion.

Legal proceeding

From time to time, the Company is involved in various legal proceedings which arise in the ordinary course of business.  The outcome of legal proceedings and claims brought by and against the Company are subject to significant uncertainty.  Therefore, if one or more of the Company’s legal proceedings were resolved against the Company, the Company’s consolidated financial statements could be materially adversely affected.

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

On February 9, 2012, the Company was named as a party to a lawsuit filed by Turn One Racing, LLC. (Turn One Racing, LLC v. Fuel Doctor) in the West District of Virginia (Civil Action No. 4:12-CV-00001-JLK).  The plaintiff alleges that Company failed to pay $215,082 of a NASCAR sponsorship agreement for the 2011 race season. The Company has engaged an attorney to counter sue the plaintiff for breach of contract  relating to a truck racing sponsorship agreement (Civil On January 11, 2012, Turn One Racing, LLC filed a complaint against the Company and No. 4:12-CV-00001-JLK).  Turn One Racing seeks $215,081.65 in damages plus interest. The Company has denied liability in its Answer and filed a Counterclaim against Turn One Racing for breach of contract and unjust enrichment.  This case is currently pending.

Operating lease

On April 19, 2011, the Company entered into a non-cancelable operating lease for approximate 5,188 square feet of office space, effective June 15, 2011 and expiring on June 30, 2014. Future minimum payments required under this non-cancelable lease are as follows:

Year Ended December 31:
2012 (remainder of year)	$44,352
2013	59,136
2014	29,568
$133,056

Rent expense paid for the quarters ended March 31, 2012 and March 31, 2011 was $14,784 and $9,951, respectively.

NOTE 11 – CONCENTRATIONS AND CREDIT RISK

Customer and credit concentrations

Customer concentrations for the years ended March 31, 2012 and December 31, 2011 and credit concentrations at March 31, 2012 and December 31, 2011 are as follows:

	Net Sales For Quarter ended		Accounts Receivable at
	March 31,	December 31,	March 31,	December 31,
	2012	2011	2012	2011
Customer A – Fuel Doctor Auto Care – China	80.0%	-%	-%	-%
Customer B – Gulf Caravan Trading	-%	-%	17.1%	-%
Customer C - Heartland America	-%	46.2%	79.5%	100%
Customer D - Advanced Auto Parts Inc.	-%	21.9%	-%	-%
Customer E - Canadian Tire Corporation	-%	23.1%	-%	-%
	80.0%	91.2%	96.6%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

The Company purchases 100% of its inventory from A to Z Innovations, Limited, an entity in Hong Kong (see note 12). In accordance with the terms of the Exclusive Agency Agreement with A to Z innovations, Limited, the Company is required to make deposits on inventory at the time they make a purchase order. At March 31, 2012 and December 31, 2011, the advance on inventory purchase amounted to $590,000 and $557,996 respectively. Although we have not suffered losses on such advancement to Vendor, such balance is subject to credit risk should Vendor fail to honor their obligation to provide the Company with the inventory.

Product Concentration

The Company owns the exclusive marketing and distribution right to the product it distributes and this product accounted for all of the sales for the quarter ended march 31, 2012 and the year ended December 31, 2011.

NOTE 12 – SUBSEQUENT EVENTS

Between April 1, 2012 and the issuing of these financial statements the Company has drawn down an additional $79,000 on the line of credit from an entity owned by two significant stockholders bring the borrowed amount to $962,520 of the $1,000,000 line; and has taken an additional $13,500 in short term loans from this entity which is expected to be paid back with one month.

The shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor under the form of 526 Class B Shares. As of June 12, 2012, they are in the process of preparing the share certificates.

On May 4, 2012 we signed a new Master Distribution Agreement with Boko Consulting, Inc.. The Agreement covers countries in the West Africa Region which are: Nigeria, Niger, Liberia, Mali, Guinea, Guinea Bissau, Gambia, Senegal, St. Helena, Mauritania, Burkina Faso, Benin, Togo, Ghana and Cape Verde.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis are set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS [CONFORM TO FINAL DISCLOSURE IN 10-K]

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

The technology used by the FD-47 increases a vehicle’s miles per gallon (MPG) through power conditioning of the vehicle’s electrical systems.  Its technology is covered by pending patent application No. 12/426,294 to the United States Patent and Trademarks Office (Local patent) and application Number PCT/IL2009/001156 to the Patent Cooperation Treaty (PCT) (International Patent).  A to Z Innovations, a company incorporated under the law of Hong Kong, owns this technology. The shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor under the form of 526 Class B Shares. As of June 18, 2012, they are in the process of preparing the share certificates.

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

Fuel Doctor Holdings, Inc. expended a substantial amount of our capital in order to Brand our name which was essential to promote our product and expand our visibility in the marketplace. This was accomplished through TV and radio advertising in addition to our NASCAR sponsorships.

As a result of this campaign, FD was able achieve its goal of Brand awareness in the public domain as reflected by reports and evaluations issued from Joyce Julius and Associates.

The NASCAR racing programs enabled Fuel Doctor to gain Brand awareness through an 87 million person fan base. The cost of those programs for 2011 was est. at $1.1 million dollars. We have eliminated any and all contractual obligations with NASCAR sponsorships in 2012.

The NASCAR campaign in 2010 and 2011, in our opinion, resulted in millions of dollars worth of media exposure for the Fuel Doctor Brand name and helped in securing contracts with and purchase orders from major retailers including Best Buy, Advance Auto Parts and JC Whitney.

In 2012, the company was able to reduce monthly overhead by way of decreasing Officers’ salaries for a total of $0 during Q1. We continue to examine overhead expenses and seek additional reductions in 2012. Specifically, the company will seek additional reductions in the following areas: consulting, engineering, legal, and warehousing expenses.

We have also been able to reduce cost of goods sold, including unit price, packaging, and fulfillment, and will continue to negotiate these costs as our volume increases as well as renegotiating sales representative contracts and lowering sales commissions.

Our objective with these cost reductions should assist in an increase sales volume while continuing to maintain acceptable profit margins.

We have been able to re-negotiate more favorable terms on our international contract. This will give us greater flexibility in negotiating new International Master Distribution Agreements worldwide. In the first quarter of 2012 we have opened new Master Distributors in China, South America, the Middle East and Europe and will continue to explore additional agreements globally.

Results of Operations for the three months ended March 31, 2012 and March 31, 2011

Revenue

Revenue for the three months ended March 31, 2012 was $221,415, a decrease of $122,592 or 35.6% from $344,007 for the comparable period in 2011. This decrease was primarily attributable to a reduction in domestic US sales with the launch of international sales making the difference.

Cost of goods sold and gross profit

Cost of goods sold for the three months ended March 31, 2012 was $154,765, a decrease of $55,849 or 26.5% from $210,614 for the comparable period in 2011. This decrease was primarily attributable to the reduction in net revenues overall.

Gross profit for three months ended March 31, 2012 was $66,650, an decrease of $66,743 or 50% from $133,393 for the comparable period in 2011. This decrease was primarily attributable to a reduction in margins.  The gross profit margin for the three months ended March 31, 2012 also decreased to 30% from 40% for the comparable period in 2011. The decrease was primarily attributable to a reduction of margins with international Master Distributors versus direct retail.

Operating Expenses

Operating expenses for the three months ended March 31, 2012 was $345,094, consisting of  $395 advertising and promotion and $344,699 of other operating expenses, a decrease of $214,755 or 38.3% from $559,849, primarily consisting of  $349,681 advertising and promotion for the comparable period in 2011. This decrease was primarily attributable to a substantial reduction in advertising and promotion.

Loss from Operations

Loss before income tax for the three months ended March 31, 2012 was $(278,444), a decrease of $148,012 or 34.7% compared to a loss of $(426,456) for the comparable year in 2011. The decrease was attributable to a reduction in in advertising and general overhead expenses.

Other Income

Other income expense for the three months ended March 31, 2012 was $(19,532), consisting of interest charges, an increase of $16,489 or 542% from $(3043), consisting of interest charges for the comparable period in 2011. This increase was primarily attributable to borrowing costs on our Promissory Note.

Net loss

Net loss for the three months ended March 31, 2012 was $(297,976), a decrease of $(131,517) or 30.6% from $(429,493) for the comparable period in 2011. This decrease was primarily attributable to a reduction in overhead and advertising expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as at the beginning of the three months ended March 31, 2012 was $495 and increased to $1,038 by the end of the period, an increase of $543 or 52.3%. The increase was mainly due to a reduction in overhead.  The net change in cash and cash equivalents represented an increase of $64,091 or 539% from $11,882 for the comparable period in 2011. This increase was primarily attributable to the proceeds from issuance of common stock.

Net cash used in operating activities

Net cash outflow from operating activities was $(368,943) for the three months ended March 31, 2012, a decrease of $(129,801) or 26% from $(498,744) for the comparable period in 2011. This decrease was primarily attributable to an increase in accounts receivable and a reduction in accounts payable.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2012, an decrease of $(1,530) or 1,530% from $1,530 for the comparable period in 2011. This decrease was primarily attributable to office equipment expenses.

Net cash provided by financing activities

Net cash provided by financing activities was $369,486 for the three months ended March 31, 2012, compared to a net cash inflow of $(564,365) for the three months ended March 31, 2012, a decrease of $194,879 or 35%. The net cash inflow from financing activities primarily attributed to $565,000 proceeds received from the issuance of common stock during the three month period ended March 31,2011 vs. $441,250 of proceeds received from the related party revolving line of credit in the three month period ending March 31, 2012.

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $85,377 and $152,231 as of March 31, 2012 and December 31, 2011, respectively.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced a net loss of ($297,976) for the three months ended March 31, 2012. We have experienced net losses of ($2,691,124) and ($2,485,136) for the years ended December 31, 2011 and 2010, respectively. Those factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability.

At March 31, 2012 and December 31, 2011, we had an accumulated deficit of $(1,368,359) and  $(1,070,383), respectively, and it is likely that we will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Capital Resources

On November 15, 2011, the Company issued a revolving credit secured promissory note to Nationwide Automated Systems, Inc., an entity controlled by two of our shareholders, for an aggregate principal amount of up to $1,000,000 (the “Note”).  The Note matures on earlier of (i) June 29, 2012 and (i) the date on which an event of default occurs under the Note (the “Maturity Date”) and bears interest at a rate of 10% per annum.  The Company is not required to make any payments until the Maturity Date. The Note is secured by substantially all of the assets of the Company in accordance with the terms of a security agreement entered into between the parties. As of March 31, 2012, the aggregate principal and accrued and unpaid interest that is due and payable under the Note is $906,005.

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

Critical Accounting Policies

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of March 31, 2012.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

 On March 6, 2012, the Company and its wholly owned subsidiary Fuel Doctor, LLC filed a complaint against Touchstone Advisors, LLC (“Touchstone”) in Los Angeles Superior Court related to Touchstone’s failure, among other things, to provide promised capital in a merger and reorganization (Case No. BC479694).  In its operative complaint, the Company has asserted causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, violation of the registration requirements of California securities law, unjust enrichment, and a common count to recover securities delivered by mistake. The Company is seeking rescission of a transfer of the Company’s securities to Touchstone, damages of at least $100,000, treble damages, disgorgement, punitive damages, attorneys’ fees and costs of suit, and interest.  This case is currently pending.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document*
EX-101.SCH	XBRL Taxonomy Extension Schema Document*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

* The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEL DOCTOR HOLDINGS, INC.

Date: June 18, 2012	By:	/s/ Mark Soffa
Name: Mark Soffa
Title: President and Chief Executive Officer