Form 10-Q
period 2012-06-30
FUEL DOCTOR HOLDINGS, INC.
filed 2012-10-09
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes      . No   X  .

As of September 30, 2012, there were 14,732,363 shares of common stock, $0.001 par value per share, outstanding.

FUEL DOCTOR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2012

INDEX

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Fuel Doctor Holdings, Inc., a Delaware corporation (the “Company”), contains “forward-looking statements.”  In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology.  These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources.  Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Actual results may differ materially from the predictions discussed in these forward-looking statements.  The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and the demand for the Company’s products,  other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.  We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF JUNE 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011 (AUDITED)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$-	$495
Accounts receivable, net of allowance	15,935	36,980
Accounts receivable, related party	45,000	-
Inventories	772,952	793,719
Advance on inventory purchases	565,119	557,996
Prepayments and other current assets	46,789	147,582

Total Current Assets	1,445,795	1,536,772

OFFICE AND TRADESHOW EQUIPMENT:
Office and tradeshow equipment	41,628	41,628
Accumulated depreciation	(14,163)	(9,821)
Office and tradeshow equipment, net	27,465	31,807

SECURITY DEPOSIT	5,434	5,434

Total Assets	$1,478,694	$1,574,013

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$343,534	$474,413
Bank overdraft	6,652	29,962
Accrued expenses and other current liabilities	175,486	60,907
Credit cards payable	91,657	74,040
Advance from related party	1,856	1,856
Customer deposits	-	42,613
Notes payable	-	26,000
Notes payable - related parties	992,767	442,000
Notes payable convertible into common shares	-	202,000
Due to factor	9,635	30,750

Total Current Liabilities	1,621,587	1,384,541

Total Liabilities	1,621,587	1,384,541

COMMITMENTS AND CONTINGENCIES
FUEL DOCTOR HOLDINGS, INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 43,000,000 shares authorized; none issued or outstanding	-	-
Common stock at $0.0001 par value: 215,000,000 shares authorized; 14,352,332 and 12,950,332 shares issued and outstanding, respectively	1,436	1,296
Additional Paid in Capital	1,520,369	1,258,559
Accumulated Deficit	(1,664,698)	(1,070,383)

Total Shareholders' Equity (Deficit)	(142,893)	189,472

NONCONTROLLING INTEREST IN SUBSIDIARY	-	-

Total Liabilities and Equity (Deficit)	$1,478,694	$1,574,013

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	6 Months Ended
	June 30, 2012	June 30, 2011
NET REVENUES	$335,147	$618,305

COST OF GOODS SOLD
Cost of goods sold	246,487	399,039
Inventory obsolescence adjustments	-	52,580
Total cost of goods sold	246,487	451,619

GROSS PROFIT	88,660	166,686

OPERATING EXPENSES:
Advertising and promotion	36,776	706,275
Other operating expenses	605,565	599,441
Total operating expenses	642,341	1,305,716

LOSS FROM OPERATIONS	(553,681)	(1,139,030)

OTHER (INCOME) EXPENSE:
Interest expense	40,634	14,236
Other (income) expense	-	(19)
Other (income) expense, net	40,634	14,217

NET LOSS	$(594,315)	$(1,153,247)

Basic and diluted loss per share	(0.05)	(0.14)
Weighted average common shares outstanding	13,120,035	8,000,000

	3 Months Ended
	June 30, 2012	June 30, 2011
NET REVENUES	$113,732	$274,298

COST OF GOODS SOLD
Cost of goods sold	91,722	188,425
Inventory obsolescence adjustments	-	52,580
Total cost of goods sold	91,722	241,005

GROSS PROFIT	22,010	33,293

OPERATING EXPENSES:
Advertising and promotion	36,381	356,594
Other operating expenses	260,866	389,273
Total operating expenses	297,247	745,867

LOSS FROM OPERATIONS	(275,237)	(712,574)

OTHER (INCOME) EXPENSE:
Interest expense	21,102	11,193
Other (income) expense	-	(13)
Other (income) expense, net	21,102	11,180

NET LOSS	$(296,339)	$(723,754)

Basic and diluted loss per share	(0.02)	(0.09)
Weighted average common shares outstanding	14,122,662	8,000,000

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE SIX MONTHS ENDED JUNE 30, 2012 AND JUNE 30, 2011

	June 30, 2012	June 30, 2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(594,315)	$(1,153,247)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	4,342	4,457
Common stock issued to terminate contract	33,000	-
Changes in operating assets and liabilities:
Accounts receivable	(23,955)	(198,286)
Inventories	20,767	328,343
Deferred sponsorship cost	-	(466,669)
Advance on purchases	(7,123)	(150,000)
Travel advances	-	1,867
Prepayments and other current assets	100,793	-
Security deposit	-	(4,034)
Accounts payable	(103,929)	(80,889)
Credit Card Payable	17,617	(47,790)
Customer deposits	(42,613)	-
Accrued expenses and other current liabilities	114,579	306,092

NET CASH USED IN OPERATING ACTIVITIES	(480,837)	(1,460,156)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of office equipment	-	(6,438)

NET CASH USED IN INVESTING ACTIVITIES	-	(6,438)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from factor	(21,115)	112,264
Repayment of advance from officer	-	(2,501)
Payment on note payable	(26,000)	-
Proceeds from notes payable	-	76,000
Proceeds from notes payable - related parties	585,767	420,000
Payment on notes payable - related parties	(35,000)
Proceeds from working capital advances	-	847,500
Bank Overdraught	(23,310)	-
Capital contribution	-	215,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	480,342	1,668,263

NET CHANGE IN CASH	(495)	201,669

Cash at beginning of period	495	11,640

Cash at end of period	$(0)	$213,309

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$44,143	$600
Income taxes paid	$4,000	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes into common shares	$202,000	$-
Forgiveness of loan from managing member	$-	$209,326
Reclassification of inventory as property and equipment	$-	$24,683

Fuel Doctor Holdings, Inc. (Formerly Silverhill Management Services, Inc.) and Subsidiaries

June 30, 2012 and 2011

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

Principles of consolidation

The consolidated financial statements include all accounts of the Company as of June 30, 2012, and for the period from August 24, 2011 (date of acquisition) through June 30, 2012; all accounts of the Fuel Doctor LLC as of June 30, 2012 and December 31, 2011, all accounts of Fuel Stations as of June 30, 2012 and December 31, 2011. All inter-company balances and transactions have been eliminated.

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

There was $0 allowance for doubtful accounts at June 30, 2012 and December 31, 2011.

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products.

Inventories

The Company values inventories, consisting of purchased goods for resale, at the lower of cost or market. Cost is determined using the first in first out method.The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

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

Non-controlling interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in Fuel Stations, its majority owned subsidiary in the consolidated balance sheets within the equity section, separately from the Company’s members’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Fuel Stations.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance. Fuel Stations was inactive at June 30, 2012.

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. ASU 2011-05 was effective for us beginning January 1, 2012. The adoption of ASU 2011-05 did not have a material effect on our consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 was effective for us beginning January 1, 2012. The adoption of ASU 2011-08 did not have a material effect on our consolidated financial statements or disclosures.

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

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at June 30, 2012, had a net loss and net cash used in operating activities for the period then ended.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORIES

Inventories at June 30, 2012 and December 31, 2011 consisted of the following:

	June 30, 2012	December 31, 2011
Finished goods	$772,952	$793,719

At June 30, 2012 and December 31, 2011, approximately 89% and 73% respectively of our inventory respectively was held by our vendor, A to Z Innovations in Thailand.

Slow-moving or obsolescence markdowns

The Company recorded $0 of inventory obsolescence adjustments for the quarter ended June 30, 2012 or the year ended December 31, 2011.

Lower of cost or market adjustments

There was no lower of cost or market adjustments for the quarter ended June 30, 2012 or the year ended December 31, 2011.

NOTE 5 – OFFICE AND TRADESHOW EQUIPMENT

Office and tradeshow equipment, stated at cost, less accumulated depreciation at December 31, 2011 and 2010, consisted of the following:

	Estimated Useful	June 30,	December 31,
	Life (Years)	2012	2011

Office and tradeshow equipment	5	$41,628	$41,628
Less accumulated depreciation		(14,163)	(9,821)
		$27,465	$31,807

Depreciation expense for the period ended June 30, 2012 and June 30, 2011 was $4,324 and $4,457, respectively.

NOTE 6 – NOTES PAYABLE

Notes Payable

For the year ended December 31, 2011 the Company had an outstanding Note Payable to an individual for $26,000 bearing interest at 4% per annum. This note had a due date of December 20, 2011 and was paid in full during the first quarter of 2012.

Related Parties Notes Payable

In November 2011 the Company entered into a $1,000,000 line of credit from an entity owned by two significant stockholders of the Company which bears interest at 10% and due April 1, 2012. Subsequent to year-end the maturity date on this note was extended to September 27, 2012. The outstanding balance was $992,767 and $442,000 respectively at June 30, 2012 and December 31, 2011.

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

For the six months ended June 30,2012 and June 30, 2011, the Company paid $3,509 and $7,648 in aggregate as interest expense and fees to the factor, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related parties

Related parties with whom the Company had transactions are:

Mark Soffa	Significant Stockholder of the Company
Joel Gillis	Significant Stockholder of the Company
Ed Wishner	Significant Stockholder of the Company
Nationwide	An entity owned by two significant stockholders of the Company
Fuel Doctor (Thailand)	An entity owned by one of the owners of A to Z Innovations

Related Party Account Receivable and Revenue

As of June 30, 2012, the Company recorded receivable amounted $45,000 from Fuel Doctor (Thailand), an entity owned by one of the owners of A to Z Innovations, which assigned 5% interest to Fuel Doctor. The Company also recorded sales from Fuel Doctor Thailand amounted $45,000 for the six month ended June 30, 2012. No revenue from Fuel Doctor Thailand was recorded for the same period ended in 2011.

Related Parties Notes Payable

The $1,000,000 line of credit is from Nationwide, an entity owned by Joel Gillis and Ed Wishner which bears interest at 10% and is due September 27, 2012.  As of June 30, 2012 and December 31, 2011, the Company borrowed $992,767 and $442,000 on the line of credit.

Advance from related party

Advance from related party at June 30, 2012 and December 31, 2011 represents the unpaid compensation of an officer of the Company.

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

As of June 30, 2012 and December 31, 2011, the Company has ordered the second year’s 200,000 units and deposited $565,119 as of June 30, 2012 and $577,996 as of December 31, 2011with the Vendor.

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

On July 26, 2011, the Company was named as a party to a Class Action Complaint filed by Derrick McGinnis (Derrick McGinnis vs. Fuel Doctor, LLC) in the Los Angeles Superior Court (Case No. BC466191).  The plaintiff alleges that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  The management of the Company believes that this lawsuit is without merit and the Company will vigorously defend itself in this lawsuit. The Company doesn’t believe the plaintiff will prevail, but the range of the loss cannot be determined should he prevail.

On August 12, 2011, the Company was named as a party to a Class Action Complaint filed by Benjamin Anthony Perez (Benjamin Anthony Perez vs. Fuel Doctor, LLC) in the United States District Court for the Central District of California (Case No. SACV11-01204).  The plaintiff alleges that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  The management of the Company believes that this lawsuit is without merit and the Company will vigorously defend itself in this lawsuit. The Company doesn’t  believe the plaintiff will prevail, but the range of the loss cannot be determined should he prevail.

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

During 2011, the Company borrowed $202,000 from Donald Danks, as Trustee for the Danks Family Trust, est. 1/5/90, under convertible note agreements bearing interest ranging from 3% to 11% for the terms of the notes, which matured between March and June 2012. The notes were converted in the first quarter of 2012 at the option of the holder at a price of $1 per share.  However, after the shares were issued in payment of these notes, the note holder disputed the conversion. On July 6, 2012, the Company was named as a party to a lawsuit filed by Touchtone Advisors, Inc (a privately owned investment manager) and the Danks Family Trust (Touchstone Advisors, Inc.; Donald Danks, as Trustee for the Danks Family Trust, est. 1/5/901 v. Fuel Doctor) in the Superior Court of the State of California, County of Los Angeles, Central District, Case No. BC487476, alleging, among other things, securities fraud, fraud, breach of contract and unjust enrichment against the Company, its officers directors and certain other named individuals, in connection with, among other things, a General Management and Capital Advisory Services Agreement, dated March 9, 2011, by and between the Company and Touchstone and certain promissory notes issued by the Company to Danks.   The Company, its officers and directors deny the material allegations of the Complaint and intend to vigorously defend this action.

On March 6, 2012, the Company filed a complaint against Touchstone in the Court related to Touchstone’s failure, among other things, to provide promised capital in a merger and reorganization (Case No. BC479694).  In its operative complaint, the Company has asserted causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, violation of the registration requirements of California securities law, unjust enrichment, and a common count to recover securities delivered by mistake. The Company is seeking rescission of a transfer of the Company’s securities to Touchstone, damages of at least $100,000, treble damages, disgorgement, punitive damages, attorneys’ fees and costs of suit, and interest.  This case is currently pending.

On July 6, 2012, Fuel Doctor Holdings, Inc. and Fuel Doctor LLC, the registrant’s wholly-owned subsidiary (collectively, the Company”) were served with notice that on June 29, 2012, Touchstone Advisors, Inc. (“Touchstone”) and Donald Danks, as Trustee for the Danks Family Trust, est. 1/5/90 (“Danks” and collectively with Touchstone, the “Plaintiff”) filed a complaint (the “Complaint”) in the Superior Court of the State of California, County of Los Angeles, Central District (the “Court”), Case No. BC487476, alleging, among other things, securities fraud, fraud, breach of contract and unjust enrichment against the Company, its officers directors and certain other named individuals, in connection with, among other things, a General Management and Capital Advisory Services Agreement, dated March 9, 2011, by and between the Company and Touchstone (the “Agreement”) and certain promissory notes issued by the Company to Danks.   Plaintiff is seeking, among other things, unspecified compensatory and punitive damages, restitution, legal fees, interest and such other relief as the Court deems just and proper.  The Company’s time to answer or move with respect to the Complaint has not yet expired.  However, the Company, its officers and directors deny the material allegations of the Complaint and intend to vigorously defend this action.

Operating lease

On April 19, 2011, the Company entered into a non-cancelable operating lease for approximate 5,188 square feet of office space, effective June 15, 2011 and expiring on June 30, 2014. Future minimum payments required under this non-cancelable lease are as follows:

Year Ended December 31:

2012 (remainder of year)	$29,568
2013	59,136
2014	29,568
$118,272

Rent expense paid for the six months ended June 30, 2012 and June 30, 2011 was $29,568 and $26,973, respectively.

NOTE 11 – CONCENTRATIONS AND CREDIT RISK

Customer and credit concentrations

Customer concentrations for the six months ended June 30, 2012 and 2011 and credit concentrations at June 30, 2012 and December 31, 2011 are as follows:

	Net Sales		Accounts Receivable
	For six months ended at
	June 30, 2012	June 30, 2011,	June 30, 2012	December, 31, 2011

Customer A – Fuel Doctor Auto Care – China	50.6%	-%	-%	-%
Customer B – Fuel Doctor (Thailand)	13.4%	-%	73.8%	-%
Customer C - Heartland America	16.8%	57.6%	20.5%	100%
Customer D - Advanced Auto Parts Inc.	-%	29.0%	-%	-%

	80.8%	86.6%	94.3%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

The Company purchases 100% of its inventory from A to Z Innovations, Limited, an entity in Hong Kong (see note 12). In accordance with the terms of the Exclusive Agency Agreement with A to Z innovations, Limited, the Company is required to make deposits on inventory at the time they make a purchase order. At June 30, 2012 and December 31, 2011, the advance on inventory purchase amounted to $565,119 and $557,996 respectively. Although we have not suffered losses on such advancement to Vendor, such balance is subject to credit risk should Vendor fail to honor their obligation to provide the Company with the inventory.

Product Concentration

The Company owns the exclusive marketing and distribution right to the product it distributes and this product accounted for all of the sales for the quarter ended June 30, 2012 and the year ended December 31, 2011.

NOTE 12 – SUBSEQUENT EVENTS

On June 29, 2012. The Company received an extension of the $1,000,000 Revolving Line of Credit Promissory Note dated November 15, 2011 for a period of 90 days to September 27, 2012.

Between July 1, 2012 and the issuing of these financial statements the Company has paid down $10,000 on the line of credit from an entity owned by two significant stockholders bringing the borrowed amount to $992,767 of the $1,000,000 line.

On August 20, 2012, the Company entered into a Revolving Credit Short Term Note with an entity owned by two significant stockholders in the amount of up to $200,000. The Short Term Note expires on February 16, 2013 and carries a 10% interest fee.

On September 27, 2012, the Company received an extension of the $1,000,000 Revolving Line of Credit Promissory Note dated November 15, 2011 for a period of 90 days to December 26, 2012.

The shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor under the form of 526 Class B Shares. As of September 18, 2012, they are in the process of preparing the share certificates.

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

The technology used by the FD-47 increases a vehicle’s miles per gallon (MPG) through power conditioning of the vehicle’s electrical systems.  Its technology is covered by pending patent application No. 12/426,294 to the United States Patent and Trademarks Office (Local patent) and application Number PCT/IL2009/001156 to the Patent Cooperation Treaty (PCT) (International Patent).  A to Z Innovations, a company incorporated under the law of Hong Kong, owns this technology. The shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor under the form of 526 Class B Shares. As of September 30, 2012, they are in the process of preparing the share certificates.

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

In 2012, the company was able to reduce monthly overhead by way of decreasing Officers’ salaries for a total of $0 during Q1 and Q2. We continue to examine overhead expenses and seek additional reductions in 2012. Specifically, the company will seek additional reductions in the following areas: consulting, engineering, legal, and warehousing expenses.

We have also been able to reduce cost of goods sold, including unit price, packaging, and fulfillment, and will continue to negotiate these costs as our volume increases as well as renegotiating sales representative contracts and lowering sales commissions.

Our objective with these cost reductions should assist in an increase sales volume while continuing to maintain acceptable profit margins.

We have been able to re-negotiate more favorable terms on our international contract. This will give us greater flexibility in negotiating new International Master Distribution Agreements worldwide. In the first quarter of 2012 we have opened new Master Distributors in China, the Middle East and Europe and will continue to explore additional agreements globally. There has not been any new Master Distributor added during the second quarter.

Results of Operations for the six months ended June 30, 2012 and June 30, 2011

Revenue

Revenue for the six months ended June 30, 2012 was $335,147 a decrease of $283,158 or 46.8% from $618,305 for the comparable period in 2011. This decrease was primarily attributable to a reduction in US domestic sales.

Cost of goods sold and gross profit

Cost of goods sold for the six months ended June 30, 2012 was $246,487, a decrease of $205,132 or 45.4% from $451,619 for the comparable period in 2011. This decrease was primarily attributable to the reducion of sales.

Gross profit for six months ended June 30, 2012 was $88,660, an decrease of $78,026 or 46.8% from $166,686 for the comparable period in 2011. This decrease was primarily attributable to the reduction of sales.  The gross profit margin for the six months ended June 30, 2012 also decreased to 26.8% from 27.0% for the comparable period in 2011. This decrease was primarily attributable to  the margins of costs of goods sold.

Operating Expenses

Operating expenses for the six months ended June 30, 2012 was $642,341, consisting of  $36,776 advertising and promotion and $605,565 of other operating expenses, an decrease of $50.8% from $1,305,716, primarily consisting of  $36,776 advertising and promotion for the comparable period in 2011. This decrease was primarily attributable to the lack of available capital.

Loss from Operations

Loss from operations for the six months ended June 30, 2012 was $(553,681), an decrease of $585,349 or 51.4% compared to a loss of $(1,139,030) for the comparable year in 2011. This decrease was primarily attributable to a reduction in overall business revenues.

Other Income

Other income expense for the six months ended June 30, 2012 was $(40,634), consisting of interest charges, an increase of $26,417 or 185.8% from $(14,217), consisting of interest charges for the comparable period in 2011. This increase was primarily attributable to interest charges borrowing expenses.

Net loss

Net loss for the six months ended June 30, 2012 was $(594,315), an decrease of $(558,932) or 48.5% from $(1,153,247) for the comparable period in 2011. This decrease was primarily attributable to a reduction in advertising and promotion expenses.

Results of Operations for the three months ended June 30, 2012 and June 30, 2011

Revenue

Revenue for the three months ended June 30, 2012 was $113,732, a decrease of $160,566 or 58.5 % from $274,298 for the comparable period in 2011. This decrease was primarily attributable to a reduction in overall domestic sales and a lag in start up orders from our international distributors.

Cost of goods sold and gross profit

Cost of goods sold for the three months ended June 30, 2012 was $91,722, a decrease of $149,283 or 61.9 % from $241,005 for the comparable period in 2011. This decrease was primarily attributable to  the reduction in overall net revenues.

Gross profit for three months ended June 30, 2012 was $22,010, an decrease of $11,283 or 33.9% from $33,293 for the comparable period in 2011. The gross profit margin for the three months ended June 30, 2012 also decreased to 19.4% from 30.1% for the comparable period in 2011. This decrease was primarily attributable to the lower margins sold to master distributors on a wholesale basis versus direct retail sales domestically.

Operating Expenses

Operating expenses for the three months ended June 30, 2012 was $297,247, consisting of  $36,381 advertising and promotion and $260,866 of other operating expenses, an decrease of $488,620 or 60.1 % from $745,867, primarily consisting of  $356,594 advertising and promotion for the comparable period in 2011. This decrease was primarily attributable to a substantial reduction in advertising and promotion costs and a reduction in overall overhead during 2012.

Loss from Operations

Loss before income tax for the three months ended June 30, 2012 was $(275,237), an decrease of $437,337 or  61.4% compared to a loss of $(712,574) for the comparable period in 2011. This decrease was primarily attributable to an overall reduction in advertising and promotion and a reduction in total overhead expenses during 2012.

Other Income

Other income expense for the three months ended June 30, 2012 was $(21,102), consisting of interest charges, an increase of $9,922 or 88.7% from $(11,180), consisting of interest charges for the comparable period in 2011. This increase was primarily attributable to an increase in note payment interest.

Net loss

Net loss for the three months ended June 30, 2012 was $(296,339), an decrease of $(427,415) or 59.1 % from $(723,754) for the comparable period in 2011. This decrease was primarily attributable to an overall reduction in advertising and promotion and a reduction in total overhead expenses during 2012.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as of December 31, 2011 was $495 and decreased to $0 by the end of the six months ended June 30, 2012, a decrease of $495 or 100%. The decrease was mainly due to expenses.

Net cash used in operating activities

Net cash outflow from operating activities was $(480,837) for the six months ended June 30, 2012, a decrease of $(979,319) or 67.0 % from $(1,460,156) for the comparable period in 2011. This decrease was primarily attributable to a reduction in advertising and promotion costs during 2012.

Net cash used in investing activities

Net cash used in investing activities was $0 for the six months ended June 30, 2012, a decrease of $(6,438) or 100% from $6,438 for the comparable period in 2011. This decrease was primarily attributable to a reduction in the purchases or office equipment during 2012.

Net cash provided by financing activities

Net cash provided by financing activities was $480,342 for the six months ended June 30, 2012, compared to a net cash inflow of $1,668,263 for the six months ended June 30, 2011, a decrease of $1,187,921 or 71.2%. The net cash inflow from financing activities primarily attributed to $847,500 proceeds received from the issuance of common stock during the six month period ended June 30, 2011 compared to $480,342 of proceeds received from the related party revolving line of credit in the six month period ending June 30, 2012.

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $(175,792) and $152,231 as of June 30, 2012 and December 31, 2011, respectively.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced a net loss of ($296,339) and ($723,754) for the three months ended June 30, 2012 and June 30, 2011 respectively. We have experienced net losses of ($594,315) and ($1,153,247) for the six months ended June 30, 2012, and June 30, 2011, respectively. Those factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability.

At June 30, 2012 and December 31, 2011, we had an accumulated deficit of $(1,664,698) and  $(1,070,383), respectively, and it is likely that we will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Capital Resources

On November 15, 2011, the Company issued a revolving credit secured promissory note to Nationwide Automated Systems, Inc., an entity controlled by two of our shareholders, for an aggregate principal amount of up to $1,000,000 (the “Note”).  The Note matures on earlier of (i)  September 27, 2012 and (i) the date on which an event of default occurs under the Note (the “Maturity Date”) and bears interest at a rate of 10% per annum.  The Company is not required to make any payments until the Maturity Date. The Note is secured by substantially all of the assets of the Company in accordance with the terms of a security agreement entered into between the parties. On September 27, 2012, the Company received an extension of the $1,000,000 Revolving Line of Credit Promissory Note dated November 15, 2011 for a period of 90 days to December 26, 2012. As of June 30, 2012, the aggregate principal and accrued and unpaid interest that is due and payable under the Note is $992,767.

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

The Company derives its revenues from sales contracts with customers with revenues being generated upon the shipment of goods. Persuasive evidence of an arrangement is demonstrated via sales invoice or contract; product delivery is evidenced by warehouse shipping log as well as third party shipping companies and title transfers upon shipment, based on free on board ( “FOB” ) warehouse terms; the sales price to the customer is fixed upon acceptance of the signed purchase order or contract and there is no separate sales rebate, discount, or volume incentive.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of June 30, 2012.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

On July 6, 2012, the Company and its wholly-owned subsidiary (collectively, the Company”) were served with notice that on June 29, 2012, Touchstone Advisors, Inc. (“Touchstone”) and Donald Danks, as Trustee for the Danks Family Trust, est. 1/5/90 (“Danks” and collectively with Touchstone, the “Plaintiff”) filed a complaint (the “Complaint”) in the Superior Court of the State of California, County of Los Angeles, Central District (the “Court”), Case No. BC487476, alleging, among other things, securities fraud, fraud, breach of contract and unjust enrichment against the Company, its officers directors and certain other named individuals, in connection with, among other things, a General Management and Capital Advisory Services Agreement, dated March 9, 2011, by and between the Company and Touchstone (the “Agreement”) and certain promissory notes issued by the Company to Danks.   Plaintiff is seeking, among other things, unspecified compensatory and punitive damages, restitution, legal fees, interest and such other relief as the Court deems just and proper.  The Company’s time to answer or move with respect to the Complaint has not yet expired.  However, the Company, its officers and directors deny the material allegations of the Complaint and intend to vigorously defend this action.

On March 6, 2012, the Company filed a complaint against Touchstone in Los Angeles Superior Court related to Touchstone’s failure, among other things, to provide promised capital in a merger and reorganization (Case No. BC479694).  In its operative complaint, the Company has asserted causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, violation of the registration requirements of California securities law, unjust enrichment, and a common count to recover securities delivered by mistake. The Company is seeking rescission of a transfer of the Company’s securities to Touchstone, damages of at least $100,000, treble damages, disgorgement, punitive damages, attorneys’ fees and costs of suit, and interest.  This case is currently pending.

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

On August 12, 2011, the Company was named as a party to a Class Action Complaint filed by Benjamin Anthony Perez (Benjamin Anthony Perez  vs. Fuel Doctor, LLC) in the United States District Court for the Central District of California (Case No. SACV11-01204).  The plaintiff alleges that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  The management of the Company believes that this lawsuit is without merit and the Company will vigorously defend itself in this lawsuit. Even if we succeed in defending against the litigation, we are likely to incur substantial costs and our management's attention will be diverted from our operations. On September 20, 2012, the plaintiff filed a stipulation for voluntary dismissal with the Court dismissing the Claim against all defendants.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On June 29, 2012, the Company received an extension of the $1,000,000 Revolving Line of Credit Promissory Note dated November 15, 2011 for a period of 90 days to September 27, 2012.

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

FUEL DOCTOR HOLDINGS, INC.

Date: October 9, 2012	By:	/s/ Mark Soffa
Name: Mark Soffa
Title: President and Chief Executive Officer