Form 10-Q
period 2012-09-30
FUEL DOCTOR HOLDINGS, INC.
filed 2012-11-19
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  X .. No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  X . No      ..

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes       . No  X ..

As of November 15, 2012, there were 14,732,363 shares of common stock, $0.001 par value per share, outstanding.

FUEL DOCTOR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2012

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

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
AS OF SEPTEMBER 30, 2012 (UNAUDITED) AND DECEMBER 31, 2011

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS:
Cash	$6,964	$495
Accounts receivable, net of allowance	45,284	36,980
Inventories	705,406	793,719
Advance on inventory purchases	565,119	557,996
Prepayments and other current assets	21,501	147,582

Total Current Assets	1,344,274	1,536,772

OFFICE AND TRADESHOW EQUIPMENT:
Office and tradeshow equipment	41,628	41,628
Accumulated depreciation	(16,337)	(9,821)
Office and tradeshow equipment, net	25,291	31,807

SECURITY DEPOSIT	5,434	5,434

Total Assets	$1,374,999	$1,574,013

LIABILITIES AND EQUITY
CURRENT LIABILITIES:
Accounts payable	$236,377	$474,413
Bank overdraft	-	29,962
Accrued expenses and other current liabilities	104,132	60,907
Credit cards payable	94,385	74,040
Deferred Revenue	2,882	-
Advance from related party	1,855	1,856
Customer deposits	-	42,613
Notes payable	-	26,000
Notes payable - related parties	1,176,267	442,000
Notes payable convertible into common shares	-	202,000
Due to factor	-	30,750

Total Current Liabilities	1,615,898	1,384,541

Total Liabilities	1,615,898	1,384,541

COMMITMENTS AND CONTINGENCIES
FUEL DOCTOR HOLDINGS, INC. STOCKHOLDERS' EQUITY (DEFICIT):
Preferred stock at $0.0001 par value: 43,000,000 shares authorized; none issued or outstanding
	-	-
Common stock at $0.0001 par value: 215,000,000 shares authorized; 14,732,363 and 12,950,332 shares issued and outstanding, respectively
	1,474	1,296
Additional Paid in Capital	1,523,751	1,258,559
Accumulated Deficit	(1,766,124)	(1,070,383)

Total Shareholders' Equity (Deficit)	(240,899)	189,472

NONCONTROLLING INTEREST IN SUBSIDIARY	-	-

Total Liabilities and Equity (Deficit)	$1,374,999	$1,574,013

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

	September 30, 2012	September 30, 2011

NET REVENUES	$440,893	$811,576

COST OF GOODS SOLD
Cost of goods sold	319,512	576,578
Inventory obsolescence adjustments	-	52,580

Total cost of goods sold	319,512	629,158

GROSS PROFIT	121,381	182,418

OPERATING EXPENSES:
Advertising and promotion	32,723	1,000,382
Other operating expenses	881,200	1,088,329

Total operating expenses	913,923	2,088,711

LOSS FROM OPERATIONS	(792,542)	(1,906,293)

OTHER (INCOME) EXPENSE:
Interest expense	69,860	31,738
Interest income	-	(23,901)
Gain on settlement of payable outstanding	(166,661)	-

Other (income) expense, net	(96,801)	7,837

NET LOSS	$(695,741)	$(1,914,130)

Basic and diluted loss per share	$(0.05)	$(0.21)

Weighted average common shares outstanding	13,164,456	9,040,410

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
FOR THE QUARTERS ENDED SEPTEMBER 30, 2012 AND 2011

	3 months ended
	September 30, 2012	September 30, 2011

NET REVENUES	$105,746	$193,271

COST OF GOODS SOLD
Cost of goods sold	73,025	177,539
Inventory obsolescence adjustments	-	-

Total cost of goods sold	73,025	177,539

GROSS PROFIT	32,721	15,732

OPERATING EXPENSES:
Advertising and promotion	(4,053)	294,107
Other operating expenses	275,563	488,888

Total operating expenses	271,510	782,995

LOSS FROM OPERATIONS	(238,789)	(767,263)

OTHER (INCOME) EXPENSE:
Interest expense	29,226	17,502
Interest income	-	(23,872)
Gain on settlement of payable outstanding	(166,661)	-

Other (income) expense, net	(137,435)	(6,370)

LOSS BEFORE TAXES	(101,354)	(760,893)

INCOME TAX PROVISION	-	-

LOSS BEFORE NONCONTROLLING INTEREST	(101,354)	(760,893)

NONCONTROLLING INTEREST	-	-

NET LOSS	$(101,354)	$(760,893)

Basic and diluted loss per share	$(0.01)	$(0.08)

Weighted average common shares outstanding	14,352,332	10,115,666

FUEL DOCTOR HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2012 AND SEPTEMBER 30, 2011

	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(695,741)	$(1,914,130)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	6,516	6,585
Gain on settlement of payable outstanding - Turn One Racing	(166,661)
Loss from discontinued operations, net of taxes	-	(23,877)
Changes in operating assets and liabilities:
Accounts receivable	(8,304)	53,634
Inventories	88,313	432,568
Deferred sponsorship cost	-	(233,338)
Advance on purchases	(7,123)	(270,000)
Travel advances	-	(634)
Prepayments and other current assets	126,081	(11,930)
Security deposit	-	(4,034)
Accounts payable	(8,005)	48,529
Credit Card Payable	-	(64,444)
Deferred Revenue	2,882	-
Customer deposits	(42,613)	-
Accrued expenses and other current liabilities	63,569	195,833

NET CASH USED IN OPERATING ACTIVITIES	(641,086)	(1,785,238)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of office equipment	-	(12,105)

NET CASH USED IN INVESTING ACTIVITIES	-	(12,105)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from (payments to) factor	(30,750)	-
Payment on note payable	(26,000)	-
Proceeds from notes payable	-	213,000
Proceeds from notes payable - related parties	779,267	410,000
Payments on from notes payable - related parties	(45,000)	-
Proceeds from working capital advances	-	105,000
Bank Overdraught	(29,962)	-
Proceeds from sale of Common Stock	-	847,500
Capital contribution	-	215,000

NET CASH PROVIDED BY FINANCING ACTIVITIES	647,555	1,790,500

NET CHANGE IN CASH	6,469	(6,843)

Cash at beginning of period	495	11,640

Cash at end of period	$6,964	$4,797

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$44,143	$-
Income taxes paid	$4,000	$-

NON CASH FINANCING AND INVESTING ACTIVITIES:
Conversion of notes into common shares	$202,000	$-
Forgiveness of loan from managing member	$-	$209,326

Fuel Doctor Holdings, Inc. (Formerly Silverhill Management Services, Inc.) and Subsidiaries

September 30, 2012 and 2011

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

Principles of consolidation

The consolidated financial statements include all accounts of the Company as of September 30, 2012, and for the period from August 24, 2011 (date of acquisition) through September 30, 2012; all accounts of the Fuel Doctor LLC as of September 30, 2012 and December 31, 2011, all accounts of Fuel Stations as of September 30, 2012 and December 31, 2011. All inter-company balances and transactions have been eliminated.

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

There was $0 allowance for doubtful accounts at September 30, 2012 and December 31, 2011.

The Company does not have any off-balance-sheet credit exposure to its customers.

Advance on purchases

Advance on purchases primarily represent amounts paid to vendors for future delivery of products.

Inventories

The Company values inventories, consisting of purchased goods for resale, at the lower of cost or market. Cost is determined using the weighted average method. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

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

Deferred Revenue

Deferred revenue consists of advance payment received from customers, which is required by agency agreements, for the products to be shipped. The revenue is recognized when shipped.

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

Non-controlling interest

The Company follows paragraph 810-10-65-1 of the FASB Accounting Standards Codification to report the non-controlling interest in Fuel Stations, its majority owned subsidiary in the consolidated balance sheets within the equity section, separately from the Company’s members’ equity.  Non-controlling interest represents the non-controlling interest holder’s proportionate share of the equity of the Company’s majority-owned subsidiary, Fuel Stations.  Non-controlling interest is adjusted for the non-controlling interest holder’s proportionate share of the earnings or losses and the non-controlling interest continues to be attributed its share of losses even if that attribution results in a deficit non-controlling interest balance. Fuel Stations was inactive at September 30, 2012.

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

Recently issued accounting pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued ASU 2011-04, Fair Value Measurement (“ASU 2011-04”), which amended ASC 820, Fair Value Measurements (“ASC 820”), providing a consistent definition and measurement of fair value, as well as similar disclosure requirements between U.S. GAAP and International Financial Reporting Standards. ASU 2011-04 changes certain fair value measurement principles, clarifies the application of existing fair value measurement and expands the disclosure requirements. ASU 2011-04 was effective for us beginning January 1, 2012. The adoption of ASU 2011-04 did not have a material effect on our condensed consolidated financial statements or disclosures.

In June 2011, the FASB issued ASU 2011-05, Presentation of Comprehensive Income (“ASU 2011-05”). ASU 2011-05 requires the presentation of comprehensive income in either (1) a continuous statement of comprehensive income or (2) two separate but consecutive statements. The adoption of ASU 2011-05 did not have a material effect on our condensed consolidated financial statements or disclosures.

In September 2011, the FASB issued ASU 2011-08, Testing Goodwill for Impairment (“ASU 2011-08”), which amends the guidance in ASC 350-20, Intangibles—Goodwill and Other – Goodwill. ASU 2011-08 provides entities with the option of performing a qualitative assessment before calculating the fair value of the reporting unit when testing goodwill for impairment. If the fair value of the reporting unit is determined, based on qualitative factors, to be more likely than not less than the carrying amount of the reporting unit, the entities are required to perform a two-step goodwill impairment test. ASU 2011-08 will be effective for us beginning January 1, 2012. The adoption of ASU 2011-08 is not expected to have a material effect on our condensed consolidated financial statements or disclosures.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities. The amendments in this update require enhanced disclosures around financial instruments and derivative instruments that are either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset in accordance with either ASC 210-20-45 or ASC 815-10-45. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. The amendments are effective during interim and annual periods beginning after December 31, 2012. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amended the guidance in ASU 2011-08 to simplify the testing of indefinite-lived intangible assets other than goodwill for impairment. ASU 2012-02 becomes effective for annual and interim impairment tests performed for fiscal years beginning on or after September 15, 2012 and earlier adoption is permitted. The Company does not expect this guidance to have any impact on its consolidated financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2012, and had a net loss and net cash used in operating activities for the quarter and nine months then ended.

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

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 – INVENTORIES

Inventories at September 30, 2012 and December 31, 2011 consisted of the following:

	September 30, 2012	December 31, 2011
Finished goods	$ 705,406	$ 793,719

At September 30, 2012 and December 31, 2011, approximately 71% and 73% respectively of our inventory respectively was held by our vendor, A to Z Innovations in Thailand.

Slow-moving or obsolescence markdowns

The Company recorded $0 of inventory obsolescence adjustments for the quarter ended September 30, 2012 or the year ended December 31, 2011.

Lower of cost or market adjustments

There was no lower of cost or market adjustments for the quarter ended September 30, 2012 or the year ended December 31, 2011.

NOTE 5 – OFFICE AND TRADESHOW EQUIPMENT

Office and tradeshow equipment, stated at cost, less accumulated depreciation at September 30, 2012 and December 31, 2011, consisted of the following:

	Estimated Useful	September 30,	December 31,
	Life (Years)	2012	2011

Office and tradeshow equipment	5	$41,628	$41,628
Less accumulated depreciation		(16,337)	(9,821)
		$25,291	$31,807

Depreciation expense for the nine months ended September 30, 2012 and September 30, 2011 was $6,516 and $6,585, respectively.

NOTE 6 – NOTES PAYABLE

Notes Payable

For the year ended December 31, 2011 the Company had an outstanding Note Payable to an individual for $26,000 bearing interest at 4% per annum. This note had a due date of December 20, 2011 and was paid in full during the first quarter of 2012.

Related Parties Notes Payable

In November 2011 the Company entered into a $1,000,000 line of credit from an entity owned by two significant stockholders of the Company which bears interest at 10%.. On June 29, 2012 the due date of this note was extended from April 1, 2012 to September 27, 2012; and to then on September 27, 2012 to December 26, 2012., The outstanding balance was $994,767 and $442,000 respectively at September 30, 2012 and December 31, 2011.

On August 20, 2012, the Company entered into a $200,000 revolving credit short term note from an entity owned by two significant stockholders of the Company which bears interest at 10% and due on the earlier of February 16, 2013. The outstanding balance was $181,500 as of September 30, 2012.

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

For the nine months ended September 30, 2012 and  2011, the Company paid $3,637 and $6,351 in aggregate as interest expense and fees to the factor, respectively.

NOTE 8 – RELATED PARTY TRANSACTIONS

Related parties

Related parties with whom the Company had transactions are:

Mark Soffa

Significant Stockholder of the Company

Joel Gillis

Significant Stockholder of the Company

Ed Wishner

Significant Stockholder of the Company

Nationwide

An entity owned by two significant stockholders of the Company

Fuel Doctor (Thailand),          An entry owned by one of the owner of A to Z

Related Party Account Receivable and Revenue

As of September 30, 2012, the Company recorded receivable amounted $45,000 from Fuel Doctor (Thailand), an entity owned by one of the owner of A to Z, which assigned 5% interest to Fuel Doctor. The receivable remains unpaid as of the issuing of these financial statements. The Company also recorded sales from Fuel Doctor Thailand amounted $45,0000 for the nine month ended September 30, 2012. No revenue from Fuel Doctor Thailand was recorded for the same period ended in 2011.

Related Parties Notes Payable

The $1,000,000 line of credit is from Nationwide, an entity owned by Joel Gillis and Ed Wishner which bears interest at 10% and is due December 26, 2012.  As of September 30, 2012 and December 31, 2011, the Company borrowed $994,767 and $442,000 on the line of credit.

The $200,000 short term line of credit is from Nationwide, an entity owned by Joel Gillis and Ed Wishner which bears interest at 10% and is due February 16, 2013. As of September 30, 2012, the Company borrowed $181,500 on the line of credit.

Advance from related party

Advance from related party at September 30, 2012 and December 31, 2011 represents the unpaid compensation of an officer of the Company.

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

As of September 30, 2012 and December 31, 2011, the Company has ordered the second year’s 200,000 units and deposited $565,119 as of September 30, 2012 and $577,996 as of December 31, 2011with the Vendor

On February 1, 2012, the Company entered into an exclusive agency agreement (the “International Exclusive Agency Agreement”) to distribute and market a fuel saving component, which reduces the utilization of gas known as “fuel doctor” (the “Product”) worldwide with A to Z Innovations, Limited (“Vendor”), the owner of the patent to the product.  In order for the Company to maintain its exclusive distribution right, the Company must purchase a minimum number of the product, FD-47, during the yearly periods as set forth below:

Year of Contract	Number of Units

First (02/01/2012-02/01/2013)	80,000
Second (02/01/2013-02/01/2014)	160,000
Third (02/01/2014-02/01/2015)	350,000
Fourth (02/01/2015-02/01/2016)	500,000
Fifth (02/01/2016-02/01/2017)	700,000

On October 26, 2012, both parties amended the International Agency Agreement to change the effective date from February 1, 2012 to August 1, 2012.

On March 9, 2012, the Company and A to Z Innovations, Limited (“Vendor”), the 100% owner of the Fuel Doctor patent no. 022564/0718 (for the product the Company sells), entered into an Exclusive Agency (distribution) Agreement. This exclusive distribution agreement includes a provision that if the Company purchases it's product from any source other than Vendor, or if the Company files a prohibition order, that Vendor will have the right to purchase 25% of the shares of the Company for $1.

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

On August 12, 2011, the Company was named as a party to a Class Action Complaint filed by Benjamin Anthony Perez (Benjamin Anthony Perez vs. Fuel Doctor, LLC) in the United States District Court for the Central District of California (Case No. SACV11-01204).  The plaintiff alleges that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  On September 20, 2012, the plaintiff filed a stipulation for voluntary dismissal with the Court dismissing the Claim against all defendants. The Company agreed to adjust some language on future packaging and paid $2,500.00 for plaintiff's costs effectively ending this litigation.

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

On February 9, 2012, the Company was named as a party to a lawsuit filed by Turn One Racing, LLC. (Turn One Racing, LLC v. Fuel Doctor) in the West District of Virginia (Civil Action No. 4:12-CV-00001-JLK).  The plaintiff alleges that Company failed to pay $215,082 of a NASCAR sponsorship agreement for the 2011 race season. The Company has engaged an attorney to counter sue the plaintiff for breach of contract relating to a truck racing sponsorship agreement (Civil On January 11, 2012, Turn One Racing, LLC filed a complaint against the Company and No. 4:12-CV-00001-JLK).  Turn One Racing seeks $215,081.65 in damages plus interest.  On September 20, 2012, the Company entered into a settlement agreement with Turn One Racing LLC (“Turn One”).  Under the terms of the Settlement Agreement, the Company agreed to pay Turn One (i) five thousand dollars ($5,000) upon execution of the Settlement Agreement, (ii) issue Turn One three hundred eighty thousand (380,000) shares of the Company’s common stock (the “Option Shares”) and (iii) pay Turn One fifteen thousand dollars ($15,000) in fifteen equal installments beginning on January 15, 2013. Upon the execution of the settlement, 380,000 shares of the Company’s common stock was issued and $166,661 of gain on settlement of payable outstanding to Turn One Racing was recorded, As of September 30, 2012, $15,000 remains in accounts payable.

On March 6, 2012, the Company filed a complaint against Touchstone in the Court related to Touchstone’s failure, among other things, to provide promised capital in a merger and reorganization (Case No. BC479694).  In its operative complaint, the Company has asserted causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, violation of the registration requirements of California securities law, unjust enrichment, and a common count to recover securities delivered by mistake. The Company is seeking rescission of a transfer of the Company’s securities to Touchstone, damages of at least $100,000, treble damages, disgorgement, punitive damages, attorneys’ fees and costs of suit, and interest.  The case is currently in mediation.

On July 6, 2012, Fuel Doctor Holdings, Inc. and Fuel Doctor LLC, the registrant’s wholly-owned subsidiary (collectively, the Company”) were served with notice that on June 29, 2012, Touchstone Advisors, Inc. (“Touchstone”) and Donald Danks, as Trustee for the Danks Family Trust, est. 1/5/90 (“Danks” and collectively with Touchstone, the “Plaintiff”) filed a complaint (the “Complaint”) in the Superior Court of the State of California, County of Los Angeles, Central District (the “Court”), Case No. BC487476, alleging, among other things, securities fraud, fraud, breach of contract and unjust enrichment against the Company, its officers directors and certain other named individuals, in connection with, among other things, a General Management and Capital Advisory Services Agreement, dated March 9, 2011, by and between the Company and Touchstone (the “Agreement”) and certain promissory notes issued by the Company to Danks.   Plaintiff is seeking, among other things, unspecified compensatory and punitive damages, restitution, legal fees, interest and such other relief as the Court deems just and proper.  The Company’s time to answer or move with respect to the Complaint has not yet expired.  However, the Company, its officers and directors deny the material allegations of the Complaint and intend to vigorously defend this action.  The case is currently in mediation. The Company cannot estimate the range of loss should the plaintiff prevail.

Operating lease

On April 19, 2011, the Company entered into a non-cancelable operating lease for approximate 5,188 square feet of office space, effective June 15, 2011 and expiring on June 30, 2014. Future minimum payments required under this non-cancelable lease are as follows:

Year Ended December 31:
2012 (remainder of year)	$15,525
2013	62,100
2014	31,050
$108,675

Rent expense paid for the nine months ended September 30, 2012 and, 2011 was $45,093 and $31,901, respectively.

NOTE 11 – CONCENTRATIONS AND CREDIT RISK

Customer and credit concentrations

Customer concentrations for the nine months ended September 30, 2012 and the twelve months ended December 31, 2011, and credit concentrations at September 30, 2012 and December 31, 2011are as follows:

	Net Sales		Accounts Receivable
	For nine months ended		at
	September 30,	September 30,	September 30,	December 31,
	2012	2011	2012	2011
Customer A – Fuel Doctor Auto Care – China	50.0%	-%	-%	-%
Customer B – Fuel Doctor (Thailand)	13.0-%	-%	100%	-%
Customer C - Heartland America	16.0%	42.0%	-%	100%
Customer D - Advanced Auto Parts Inc.	-%	22.0%	-%	-%
Customer E - Canadian Tire Corporation	-%	23.0%	-%	-%
	79.0%	97.0%	100.0%	100.0%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

Vendors and Accounts Payable Concentrations

The Company purchases 100% of its inventory from A to Z Innovations, Limited, an entity in Hong Kong (see note 10). In accordance with the terms of the Exclusive Agency Agreement with A to Z innovations, Limited, the Company is required to make deposits on inventory at the time they make a purchase order. At September 30, 2012 and December 31, 2011, the advance on inventory purchase amounted to $565,119 and $557,996 respectively. Although we have not suffered losses on such advancement to Vendor, such balance is subject to credit risk should Vendor fail to honor their obligation to provide the Company with the inventory.

Product Concentration

The Company owns the exclusive marketing and distribution right to the product it distributes and this product accounted for all of the sales for the quarter ended June 30, 2012 and the year ended December 31, 2011.

NOTE 12 – SUBSEQUENT EVENTS

Between October 1, 2012 and the issuing of these financial statements the Company has taken an additional $181,500 in short term loans from an entity owned by two significant stockholders. On August 20, 2012 the due date on note was extended until February 16, 2013.

The shareholders of A to Z have agreed to assign a 5% ownership of their company to Fuel Doctor under the form of 526 Class B Shares. As of November 15, 2012, they are in the process of preparing the share certificates.

On October 26, 2012, both parties amended the International Agency Agreement to change the effective date from December 15, 2009 to June 15, 2010. Further, the sell price range to the end users are adjusted to a minimum of $29.95 and shall not exceed the amount of $49.95 US Dollars from a minimum of $49.95 and shall not exceed $69.95.

On October 26, 2012, both parties amended the International Agency Agreement to change the effective date from February 1, 2012 to August 1, 2012.

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

The technology used by the FD-47 increases a vehicle’s miles per gallon (MPG) through power conditioning of the vehicle’s electrical systems.  Its technology is covered by pending patent application No. 12/426,294 to the United States Patent and Trademarks Office (Local patent) and application Number PCT/IL2009/001156 to the Patent Cooperation Treaty (PCT) (International Patent).  A to Z Innovations, a company incorporated under the law of Hong Kong, owns this technology. The shareholders of A to Z Innovations have agreed to assign a 5% ownership of their company to the Company under the form of 526 Class B Shares. As of November 15, 2012, they are in the process of preparing the share certificates.

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

Our objective with these cost reductions should assist in an increased sales volume while continuing to maintain acceptable profit margins.

On October 26, 2012, the Company and A to Z Innovations (the “Licensor”) entered into an amendment  to the agency agreement, dated December 15, 2009 by and between the Licensor and the Company (the “Domestic Agreement”) pursuant to which the parties agreed to, among other things (i) change the effective date of the Domestic Agreement from December 15, 2009 to June 15, 2010, (ii) modify the pricing terms, (iii) the exclusivity of the Domestic Agreement is subject to the Company meeting the revised minimum purchase orders requirements during the initial term of the Domestic Agreement and (iv) if the term of the Domestic Agreement is extended for the additional ten year period, the exclusivity of the Domestic Agreement is subject to the Company meeting the revised minimum purchase orders requirements during the additional term of the Domestic Agreement.

On October 26, 2012, the Company and the Licensor entered into an amendment to the international agency agreement, dated March 27, 2012, by and between the Licensor and the Company (the “International Agreement”) pursuant to which the parties agreed to, among other things, (i) change the effective date of the International Agreement from February 1, 2012 to August 1, 2012, (ii) the exclusivity of the International Agreement is subject to the Company meeting the revised minimum purchase orders requirements during the initial term of the International Agreement and (iii) if the term of the International Agreement is extended for the additional ten year period, the exclusivity of the International Agreement is subject to the Company meeting the revised minimum purchase orders requirements during the additional term of the International Agreement as set forth below.

Since we have been able to re-negotiate more favorable terms on our international and USA/Canada contracts, we will have greater flexibility in negotiating new International Master Distribution Agreements worldwide. In the first quarter of 2012 we have opened new Master Distributors in China, the Middle East and Europe and will continue to explore additional agreements globally. There has not been any new Master Distributor added during the third quarter of 2012.

Results of Operations for the nine months ended September 30, 2012 and September 30, 2011

Revenue

Revenue for the nine months ended September 30, 2012 was $440,893, a decrease of $370,683 or 45.7% from $811,576 for the comparable period in 2011. This decrease was primarily attributable to a reduction of retail sales.

Cost of goods sold and gross profit

Cost of goods sold for the nine months ended September 30, 2012 was $319.512, a decrease of $309,646 or 49.2% from $629,158 for the comparable period in 2011. This decrease was primarily attributable to an overall reduction in gross sales.

Gross profit for nine months ended September 30, 2012 was $121,381, a decrease of $61,037 or 33.5% from $182,418 for the comparable period in 2011. This decrease was primarily attributable to a reduction in sales.  The gross profit margin for the nine months ended September 30, 2012 increased to 27.5% from 22.5% for the comparable period in 2011. This increase was primarily attributable to inventory obsolescence adjustments recorded in the nine months ended September 30, 2011.

Operating Expenses

Operating expenses for the nine months ended September 30, 2012 was $913,923, consisting of  $32,723 advertising and promotion and $881,200 of other operating expenses, a decrease of $1,174,788 or 56.2% from $2,088,711, primarily consisting of  $1,000,382 advertising and promotion for the comparable period in 2011. This decrease was primarily attributable to the reduction of advertising and promotional expenses.

Loss from Operations

Loss before income tax for the nine months ended September 30, 2012 was $(792,542), a decrease of $1,113,751 or 58.4% compared to a loss of $(1,906,293) for the comparable year in 2011. This decrease was primarily attributable to a reduction in advertising and promotion expenses.

Other Income / Expense

Other income for the nine months ended September 30, 2012 was $96,802, consisting of interest charges and gain on settlement of payable oustandings, an increase of $38,122 or 120% from $(31,738), consisting of interest charges for the comparable period in 2011. This increase was primarily attributable to borrowing charges on two notes.   In addition, company settled a lawsuit with Turn One Racing, LLC and recorded a gain on settlement of $166,611, which contributed to an increase of $104,638 or 1335% in other income/expense.

Net loss

Net loss for the nine months ended September 30, 2012 was $(695,741), a decrease of $(1,218,389) or 63.7% from $(1,914,130) for the comparable period in 2011. This decrease was primarily attributable to the reduction of advertising and promotional expenses.

Results of Operations for the three months ended September 30, 2012 and September 30, 2011

Revenue

Revenue for the three months ended September 30, 2012 was $105,749, a decrease of $82,525 or 45.3% from $193,271 for the comparable period in 2011. This decrease was primarily attributable to a reduction in domestic and international deliveries.

Cost of goods sold and gross profit

Cost of goods sold for the three months ended September 30, 2012 was $73,025, a decrease of $104,514 or 58.9% from $177,539 for the comparable period in 2011. This decrease was primarily attributable to a reduction in net revenues.

Gross profit for three months ended September 30, 2012 was $32,721, a decrease of 16,989 or 58.9% from $15,732 for the comparable period in 2011. This decrease was primarily attributable to a reduction in sales.  The gross profit margin for the three months ended September 30, 2012 increased to 30.9% from 8.1% for the comparable period in 2011. This increase was primarily attributable to inventory adjustments recorded in the three months ended September 30, 2011.

Operating Expenses

Operating expenses for the three months ended September 30, 2012 was $271,511, consisting of  $(4,083) advertising and promotion and $275,564 of other operating expenses, a decrease of $511,484 or 65.3% from $782,995, primarily consisting of  $294,107 advertising and promotion and other expense of $488,888 for the comparable period in 2011. This decrease was primarily attributable to a complete drop in advertising and promotion and an overall reduction in overhead.

Loss from Operations

Loss before income tax for the three months ended September 30, 2012 was $(101,355), a decrease of $659,538 or 86.7% compared to a loss of $(760,893) for the comparable year in 2011. This decrease was primarily attributable to a reduction in advertising and promotional expenses and the reduction of the overall overhead expenses.

Other Income / Expense

Other (income) / expense for the three months ended September 30, 2012 was $(137,436), consisting of interest charges and gain on settlement, an increase of $131,066 or 205% from $(6,370), consisting of interest charges for the comparable period in 2011. This increase was primarily attributable to the gain on settlement.

Net loss

Net loss for the three months ended September 30, 2012 was $(101,355), a decrease of $(659,538) or 86.7% from $(760,893) for the comparable period in 2011. This decrease was primarily attributable to a reduction in operating expenses.

Liquidity and Capital Resources

Cash and Cash Equivalents

Our cash and cash equivalents as of December 31, 2011 was $495 and increased to $6,964 as of  September 30, 2012, a increase of $6,469 or 1300%. This increase was primarily attributable to an increase in borrowing activities.

Net cash used in operating activities

Net cash outflow from operating activities was $641,086 for the nine months ended September 30, 2012, a decrease of $1,144,152 or  64% from $1,785,238 for the comparable period in 2011. This decrease was primarily attributable to a reduction in advertising expenditures.

Net cash used in investing activities

Net cash used in investing activities was $0 for the nine months ended September 30, 2012, a decrease of $12,105 or 100% from $12,105 for the comparable period in 2011. This decrease was primarily attributable to the lack of purchasing of office equipment.

Net cash provided by financing activities

Net cash provided by financing activities was $647,555 for the nine months ended September 30, 2012, compared to a net cash inflow of $1,790,500 for the nine months ended September 30, 2011, a decrease of $1,142,945 or 63.8%. The net cash inflow from financing activities primarily attributed to $847,500 proceeds received from the issuance of common stock during the nine month period ended September 30, 2011 compared to $779,267 of proceeds received from the related party revolving line of credit in the nine month period ending September 30, 2012.

We are not aware of any trends, events or uncertainties that have or are reasonably likely to have a material impact on our short-term or long-term liquidity.

Inflation

We believe that inflation has not had a material or significant impact on our revenue or our results of operations.

Working Capital

Our working capital was $(271,624) and $152,231 as of September 30, 2012 and December 31, 2011, respectively.

Our consolidated financial statements have been prepared assuming we will continue as a going concern. We have experienced a net loss of ($101,355) and ($760,873) for the three months ended September 30, 2012 and September 30, 2011 respectively. We have experienced net losses of ($695,741) and ($1,914,130) for the nine months ended September 30, 2012, and September 30, 2011, respectively. Those factors raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty. Assurances cannot be given that adequate financing can be obtained to meet our capital needs. If we are unable to generate profits and are unable to continue to obtain financing to meet our working capital requirements, we will have to sharply curtail our business or cease operations altogether. Our continuation as a going concern is dependent upon our ability to generate sufficient cash flow to meet our obligations on a timely basis, to obtain additional financing and, ultimately, to attain profitability.

At September 30, 2012 and December 31, 2011, we had an accumulated deficit of $(1,766,124) and  $(1,070,383), respectively, and it is likely that we will incur additional losses in the future. While we have funded our operations since inception from operations and through private placements of equity securities and bridge loans, there can be no assurance that adequate financing will continue to be available to us and, if available, on terms that are favorable to us.

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

Capital Resources

On November 15, 2011, the Company issued a revolving credit secured promissory note to Nationwide Automated Systems, Inc., an entity controlled by two of our shareholders, for an aggregate principal amount of up to $1,000,000 (the “Note”).  The Note matures on earlier of (i)  September 27, 2012 and (ii) the date on which an event of default occurs under the Note (the “Maturity Date”) and bears interest at a rate of 10% per annum.  The Company is not required to make any payments until the Maturity Date. The Note is secured by substantially all of the assets of the Company in accordance with the terms of a security agreement entered into between the parties. On September 27, 2012, the Company received an extension of the $1,000,000 Revolving Line of Credit Promissory Note dated November 15, 2011 for a period of 90 days to December 26, 2012. As of September 30, 2012, the aggregate principal and accrued and unpaid interest that is due and payable under the Note is $1,022,929.

On August 20, 2012, the Company issued a revolving credit short term note to Nationwide Automated Systems, Inc. an entity controlled by two of our shareholders  for an aggregate principal amount of up to $200,000 (the “August 2012 Note”).  The August 2012 Note matures on earlier of (i)  February 16, 2013 and (ii) the date on which an event of default occurs under the Note (the “August 2012 Maturity Date”) and bears interest at a rate of 10% per annum.  The Company is not required to make any payments until the August 2012 Maturity Date.  As of September 30, 2012, the aggregate principal and accrued and unpaid interest that is due and payable under the Note is $182,563.33.

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

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and limited number of employees, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2012 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2012 are fairly stated, in all material respects, in accordance with US GAAP.

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

On July 26, 2011, the Company was named as a party to a Class Action Complaint filed by Derrick McGinnis (Derrick McGinnis vs. Fuel Doctor, LLC) in the Los Angeles Superior Court (Case No. BC466191).  The plaintiff alleges that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  The management of the Company believes that this lawsuit is without merit and the Company will vigorously defend itself in this lawsuit. Even if we succeed in defending against the litigation, we are likely to incur substantial costs and our management's attention will be diverted from our operations.  The case is currently is pending.

On August 12, 2011, the Company was named as a party to a Class Action Complaint filed by Benjamin Anthony Perez (Benjamin Anthony Perez  vs. Fuel Doctor, LLC) in the United States District Court for the Central District of California (Case No. SACV11-01204).  The plaintiff alleged that Fuel Doctor, LLC's product, the FD-47 did not work as advertised.  The management of the Company believed that this lawsuit was without merit and notified Plaintiff that  the Company would vigorously defend itself in this lawsuit.  On September 20, 2012, the plaintiff filed a stipulation for voluntary dismissal with the Court dismissing the Claim against all defendants.  The Company agreed to adjust some language on future packaging and paid $2,500.00 for plaintiff's costs effectively ending this litigation.

On February 9, 2012, the Company received a summons stating that on January 11, 2012, Turn One Racing LLC (“Plaintiff”) filed a complaint (the “Complaint”) in the United States District Court for the Western District of Virginia (the “Court”), Civil No. 4:12-CV-0001-JLK, alleging breach of contract under the Sponsorship Agreement, dated March 29, 2011, by and between the Fuel Doctor LLC, the Company’s wholly-owned subsidiary and Plaintiff (the “Agreement”).    On September 20, 2012, the Company entered into a settlement agreement (the “Settlement Agreement”) with Plaintiff. Under the terms of the Settlement Agreement, the Company agreed to pay Plaintiff (i) five thousand dollars ($5,000) upon execution of the Settlement Agreement, (ii) issue Plaintiff three hundred eighty thousand (380,000) shares of the Company’s common stock (the “Option Shares”) and (iii) pay Plaintiff fifteen thousand dollars ($15,000) in fifteen equal installments beginning on January 15, 2013.  At any time after the date of the Agreement, the Company shall have the right, upon thirty (30) day prior written notice, to purchase the Option Shares from Plaintiff or its assignee at a price per share equal to $0.50.  Beginning on the two (2) year anniversary of the Settlement Agreement Plaintiff shall have the right, upon thirty (30) day prior written notice, to require the Company to purchase the Option Shares from Plaintiff or its assignee at a price per share equal to $0.50.   On September 21,, 2012, a stipulation for voluntary dismissal was filed with the Court dismissing the Complaint.  Order granting Stipulation was filed October 3, 2012.

On March 6, 2012, the Company filed a complaint against Touchstone in Los Angeles Superior Court related to Touchstone’s failure, among other things, to provide promised capital in a merger and reorganization (Case No. BC479694).  In its operative complaint, the Company has asserted causes of action for breach of contract, breach of the implied covenant of good faith and fair dealing, breach of fiduciary duty, violation of the registration requirements of California securities law, unjust enrichment, and a common count to recover securities delivered by mistake. The Company is seeking rescission of a transfer of the Company’s securities to Touchstone, damages of at least $100,000, treble damages, disgorgement, punitive damages, attorneys’ fees and costs of suit, and interest.  This case is currently in mediation.

On July 6, 2012, the Company and its wholly-owned subsidiary (collectively, the Company”) were served with notice that on June 29, 2012, Touchstone Advisors, Inc. (“Touchstone”) and Donald Danks, as Trustee for the Danks Family Trust, est. 1/5/90 (“Danks” and collectively with Touchstone, the “Plaintiff”) filed a complaint (the “Complaint”) in the Superior Court of the State of California, County of Los Angeles, Central District (the “Court”), Case No. BC487476, alleging, among other things, securities fraud, fraud, breach of contract and unjust enrichment against the Company, its officers directors and certain other named individuals, in connection with, among other things, a General Management and Capital Advisory Services Agreement, dated March 9, 2011, by and between the Company and Touchstone (the “Agreement”) and certain promissory notes issued by the Company to Danks.   Plaintiff is seeking, among other things, unspecified compensatory and punitive damages, restitution, legal fees, interest and such other relief as the Court deems just and proper.  The Company’s time to answer or move with respect to the Complaint has not yet expired.  However, the Company, its officers and directors deny the material allegations of the Complaint and intend to vigorously defend this action.  The case is currently in mediation.

ITEM 1A.   RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

On August 20, 2012, the Company issued a revolving credit short term note to Nationwide Automated Systems, Inc. an entity controlled by two of our shareholders  for an aggregate principal amount of up to $200,000 (the “August 2012 Note”).  The August 2012 Note matures on earlier of (i)  February 16, 2013 and (ii) the date on which an event of default occurs under the Note (the “August 2012 Maturity Date”) and bears interest at a rate of 10% per annum.  The Company is not required to make any payments until the August 2012 Maturity Date.  As of September 30, 2012, the aggregate principal and accrued and unpaid interest that is due and payable under the Note is $182,563.33.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

4.1	Revolving Credit Short Term Note, dated August 20, 2012, issued in the name of Nationwide Automated Systems, Inc.
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document*
EX-101.SCH	XBRL Taxonomy Extension Schema Document*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

FUEL DOCTOR HOLDINGS, INC.

Date: November 19, 2012	By:	/s/ Mark Soffa
Name: Mark Soffa
Title: President and Chief Executive Officer