Form 10-Q
period 2021-03-31
FUEL DOCTOR HOLDINGS, INC.
filed 2021-05-13
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

        .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 333-161052

FUEL DOCTOR HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2274999
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

410 Louisiana Street

Vallejo, CA 94590

(Address of principal executive offices, zip code)

(707)373-3031

(Registrant’s telephone number, including area code)

 (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes x.. No       .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes x. No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	(Do not check if a smaller reporting company)	Smaller reporting company	x.

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes         .No x

As of March 31, 2021, there were 36,739,363 shares of common stock, $0.0001 par value per share, outstanding.

As of May 12, 2021, the date of this filing, there were 36,739,363 shares of common stock, $0.0001 par value per share, outstanding.

FUEL DOCTOR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED MARCH 31, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC.
BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2021	December 31, 2020
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$1,718	$4,940
Accounts Payable - Related Party	9,198	2,628
Note Payable - Related Party	5,000	5,000

Total Current Liabilities	15,916	12,568

Total Liabilities	15,916	12,568

Stockholder's Deficit
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued
and Outstanding at December 31, 2020 and March 31, 2021	—	—
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 36,739,363 shares Issued
and Outstanding at December 31, 2020 and March 31, 2021	3,674	3,674
Additional Paid-In Capital	1,523,746	1,523,746
Accumulated Deficit	(1,543,336)	(1,539,988)

Total Stockholder's Deficit	(15,916)	(12,568)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF OPERATIONS

	(Unaudited)
	For the Three Months Ended
	March 31,
	2021	2020

Revenues:	$—	$—

Expenses:
General and administrative expense	1,694	239
Professional fees	1,654	—
Total Operating Expenses	3,348	239

Operating Loss	(3,348)	(239)

Net Gain (Loss)	$(3,348)	$(239)

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)

Weighted Average Common Shares
Outstanding	36,739,363	36,739,363

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2018	14,779,363	$1,478	1,523,746	$(1,535,395)	$(10,171)

Net Loss for the Year Ended December 31, 2019	—	—	—	(10,357)	(10,357)

Balance At December 31, 2019	14,779,363	1,478	1,523,746	(1,545,752)	(20,528)

Common Stock Issuance	21,960,000	2,196	—	—	2,196

Net Gain for the Year Ended December 31, 2020	—	—	—	5,764	5,764

Balance At December 31, 2020	36,739,363	3,674	1,523,746	(1,539,988)	(12,568)

Net Loss for the Three Months Ended March 31, 2021	—	—	—	(3,348)	(3,348)

Balance At March 31, 2021	36,739,363	$3,674	$1,523,746	$(1,543,336)	$(15,916)

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF CASH FLOWS

(Unaudited)
For the Three Months Ended
March 31,
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Gain (Loss)
Adjustments to reconcile net loss to net cash	$(3,348)	$(239)
used in operating activities:
Changes In:
Accounts Payable	(3,222)	239
Acounts Payable - Related Party	6,570	—
Net Cash Used in Operating Activities	—	—

CASH FLOWS FROM FINANCING
Loans from Related Party	—
Net Cash Provided by Financing Activities	—

Net (Decrease) Increase in Cash		—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
None.	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

 FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITEDFINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2021& 2020

NOTE 1 – NATURE OF OPERATIONS

Fuel Doctor Holdings, Inc. (“Fuel Doctor” or the “Company”) was incorporated in the state of Delaware on March 25, 2008 as Silver Hill Management Services, inc. On August 24, 2011, the Company entered into an Agreement and Plan of Reorganization (the “Plan”) with Fuel Doctor, LLC, a California Limited Liability company. Pursuant to the terms of the Plan, the members of Fuel Doctor, LLC agreed to transfer all of the issued and outstanding limited units in Fuel Doctor, LLC to the Company in exchange for the issuance of the an aggregate of 9,367,500 shares of the Company’s stock, thereby causing Fuel Doctor, LLC to become a wholly owned subsidiary of the Company. Immediately following the closing of the Plan, the Company changed its name to Fuel Doctor Holdings, Inc.

On March 18, 2013, the Company defaulted with its first security holder and entered into a proposal to accept collateral in complete satisfaction of its secured obligations and ceased existing operation with the transfer of its subsidiaries.

On March 26, 2013, the Company filed a 15-15D to terminate the Company’s reporting responsibilities with the Securities Exchange Commission. During this time Company assets including subsidiaries were liquidated.

On April 23, 2019, Stanley Wilson was elected to the board of directors and appointed Chairman and CEO with plans to direct the Company’s new business operations. On April 24, 2019, the Company filed a Certificate of Revival with the State of Delaware.

On September 25, 2020, through a Security Purchase Agreement, there was a Change of Control. On October 7, 2020 Stan Wilson resigned as director and officer and Joseph Passalaqua was appointed CEO, CFO, President, Secretary and Director. On October 30, 2020 Joseph Passalaqua resigned as director and officer and Deanna Johnson became CEO, CFO, President, Secretary and Director as the sole officer of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted a December 31 fiscal year end.

2.2 Use of Estimates and Assumptions

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

2.4 Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and loans to shareholders. The carrying amount of financial instruments approximates fair value because of the short-term nature of these items.

2.5 Property and Equipment

Property and equipment are stated at cost and depreciated on the straight line method over the estimated life of the asset, which is 3 years.

 FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITEDFINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2021 & 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.6 Income Taxes

The Company follows the asset and liability method of accounting for income taxes. Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences). The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

2.7 Basic Income (Loss) Per Share

The Company computes loss per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the year ended December 31, 2020 and the three months ended March 31, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

2.8 Commitments and Contingencies

The Company follows ASC 440 & ASC 450, subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or un-asserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or un-asserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potentially material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed. Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

2.9 Recent Accounting Pronouncements

The Company reviewed all the recently issued, but not yet effective, accounting pronouncements and we do not believe any of these pronouncements will have a material impact on the Company.

.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITEDFINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2021 & 2020

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $1,539,988 as of December 31, 2020 and $1,543,336 as of March 31, 2021 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2020 and March 31, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

The effects of Covid -19 could impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is possible that our company will have issues relating to the current situation that will need to be considered by management in the future. There will be a wide range of factors to take into account in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

The Company filed a Registration Statement; Form-10 and is effective 60 days post filing. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

NOTE 4 – COMMON STOCK

For the period from August 2010 – December 2012, the Company issued 14,779,363 shares of common stock at $0.001 per share to 105 shareholders.

On June 10, 2020, the Company issued 21,960,000 shares of common stock at $0.0001 per share in exchange for $2,196 of debt due to Stanley Wilson, a previous officer and a Related Party.

In October 2020, there was a change of control and these shares were transferred to Friction & Heat LLC, current majority shareholder and a Related Party.

On February 18, 2021 the Company Amended the Articles of Incorporation and increased the number of authorized shares in Fuel Doctor Holdings, Inc. to 300,000,000 with a par value of $0.0001 of which 290,000,000 shares shall be Common stock with a par value of $0.0001 and 10,000,000 shares shall be Preferred stock with a par value of $0.0001.  The change in par value has been retroactively stated in the Company’s Financial Statements.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2021 & 2020

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, it may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by shareholders or directors. Amounts represent advances or amounts paid in satisfaction of liabilities. The advances were held in Convertible Notes, Promissory Notes or were considered temporary in nature and were not formalized by a Promissory Note.

On April 26, 2019, Stanley Wilson, a previous officer of the Company and a Related Party advanced the Company $1,519 to cover the Company’s operating expenses. This amount was held in a Convertible Note, non-interest bearing, due on September 1, 2020 and unsecured. As of December 31, 2020, the balance was paid in full.

On May 21, 2020, Stanley Wilson, a previous officer of the Company and a Related Party advanced the Company $677 to cover the Company’s operating expense. This amount was held in a Convertible Note, non-interest bearing, due on September 1, 2020 and unsecured. As of December 31, 2020, the balance was paid in full.

On June 9, 2020, Stanley Wilson, a previous officer and a Related Party of the Company advanced the Company $5,000 to cover the Company’s operating expenses. This amount was transferred to Garry McHenry upon the Change of Control. This amount is held in a Promissory Note, non-interest bearing, payable on demand and unsecured. As of March 31, 2021, $5,000 was outstanding on this Note Payable.

From 2019 - 2021, Lyboldt-Daly Inc., a Company owned by Joseph Passalaqua, a previous officer and a Related Party provided the internal accounting services for the Company at $1,000 annually and $500 quarterly. This amount is not held in a note, non-interest bearing, payable upon demand and unsecured. As of March 31, 2021, $2,500 was outstanding for these services in Related Party Payable.

From 2020 – 2021, Joseph Passalaqua, a previous officer and a Related Party advanced the Company $9,198 in funds for expenses. This amount is not held in a note, non-interest bearing, payable upon demand and unsecured. As of March 31, 2021, $6,698 was outstanding for these advances in Related Party Payable.

The Company currently operates out of an office of a related party free of rent.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR THREE MONTHS ENDED MARCH 31, 2021 & 2020

NOTE 6 – INCOME TAXES

For the three months ended March 31, 2020, the Company had net operating loss of approximately $3,348 that may be available to reduce future years' taxable income in varying amounts through 2040.

As of the three months ended March 31, 2021, the Company had net operating loss of approximately $239 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2021	March 31, 2020
Federal income tax benefit attributable to:
Current operations	$703	$50
Less: change in valuation allowance	(703)	(50)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	March 31, 2021	March 31, 2020
Deferred tax asset attributable to:
Net operating loss carry over	$1,172	$84
Less: valuation allowance	(1,172)	(84)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards cumulative amount of approximately $1,543,336 as of March 31, 2021 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

Company has analyzed its operations subsequent to March 31, 2021 to the date these financial statements were issued, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

Fuel Doctor Holdings, Inc. (the “Company”, formerly Silverhill Management Services, Inc.) was incorporated in the State of Delaware on March 25, 2008 and established a fiscal year end of December 31.  On August 24, 2011 Silverhill Management Services, Inc.(SLHL) entered into an Agreement and Plan of Reorganization (the “Plan”) by and among SLHL, Fuel Doctor, LLC, a California limited liability company (“FDLLC”), Emily Lussier, SLHL’s controlling shareholder, and a certain member of FDLLC. At the completion of this merger on September 1, 2011, the company was renamed as Fuel Doctor Holdings, Inc.to more accurately reflect the nature of our operations. At the time of the filing of our initial registration statement on Form S-1 with the Securities & Exchange Commission (the “SEC” or “Commission”) on or about August 8, 2009 our primary business focus was to offer business support services to proprietors, entrepreneurs, and small business owners. By offering a full suite of outsourced business processes including project management, database and information storage, document management services, and finance and accounting services.  The Company discontinued the development of its business support services on August 24, 2011 when the Company entered into an Agreement and Plan of Reorganization (the “Plan”) by and among the Company, Fuel Doctor, LLC (“FDLLC”), Emily Lussier, the Company’s controlling shareholder, and certain members of FDLLC. Pursuant to the terms of the Plan, 100% of the issued and outstanding membership interests of FDLLC were exchanged for 9,367,500 post-split shares of the Company’s common stock, representing approximately 75% of our outstanding shares following the consummation of the transactions contemplated by the Plan.  A closing under the Plan was held on August 31, 2011.As a result of the Plan, FDLLC became our wholly owned subsidiary, with FDLLC’s former interest holders acquiring a majority of the outstanding shares of our common stock. Fuel Doctor LLC was incorporated in the State of California in June 2009 and remained our operating company.

On March 18, 2013, the Company defaulted with its first security holder and entered into a proposal to accept collateral in complete satisfaction of its secured obligations and ceased existing operation with the transfer of its subsidiaries. On March 26, 2013, the Company filed a 15-15D to terminate the Company’s reporting responsibilities with the Securities Exchange Commission. During this time Company assets including subsidiaries were liquidated.

On April 23, 2019, Stanley Wilson was elected to the board of directors and appointed Chairman and CEO with plans to direct the Company’s new business operations. On April 24, 2019, the Company filed a Certificate of Revival with the State of Delaware.

On September 25, 2020, through a Security Purchase Agreement, there was a Change of Control. On October 7, 2020 Stanley Wilson resigned as director and officer and Joseph Passalaqua was appointed CEO, CFO, President, Secretary and Director. On October 30, 2020 Joseph Passalaqua resigned as director and officer and Deanna Johnson became CEO, CFO, President, Secretary and Director as the sole officer of the Company

The Company has since been seeking a merger target and has been evaluating various opportunities.

Our Business

The Company is currently attempting to locate and negotiate with eligible portfolio companies to acquire an interest in them. In addition to acquiring an interest in them, the Company intends to assist these portfolio companies with raising capital and offer them substantial managerial assistance needed to succeed.

Employees

We have no employees.

Results of Operations for the three months ended March 31, 2021 and March 31, 2020

Revenues

We have generated revenues of $0 and $0 for the three months ended March 31, 2021 and March 31, 2020.

Operating and Administrative Expenses

Operating expenses for the three months ended March 31, 2021 were $3,348 compared with $239 for the three months ended March 31, 2020.  The increase in operating expenses were attributable to an increase in general and administrative expenses of $1,455, from $239 for the three months March 31,2020 to $1,694 for the three months ended March 31, 2021 and an increase of professional fees of $1,654, from $0 for the three months ended March 31, 2020 to $1,654 for the three months ended March 31, 2021

Loss from Operations

Operating Loss before income tax for the three months ended March 31, 2021 was $(3,348), an increase of $3,109 for the comparable period of March 31, 2020, of which the loss from operations was $(239). This increase was primarily attributable to professional fees, that included accountant and auditor fees.

Net loss

Net loss for the three months ended March 31, 2021 was $(3,348), anincreaseof $(3,109) for the comparable period of March 31, 2020, of which the net loss was $(239). This decrease was primarily attributable to the reduction of advertising and promotional expenses.

Liquidity and Capital Resources

As of the year end December 31, 2020 and the three months ended March 31, 2021, the Company's cash balance was $0.

As of the year ended December 31, 2020 and the three months ended March 31, 2021, the Company's total assets were $0.

As of the last year ended, December 31, 2020, the Company had total liabilities of $12,568 that consisted of $4,940 in Accounts Payable, $2,628 in Accounts Payable owed to a Related Party, Joseph Passalaqua and $5,000 in Note Payable owed to a Related Party, Garry McHenry. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the three months ended March 31, 2021, the Company had total liabilities of $15,916, that consisted of $1,718 in Accounts Payable, $9,198 in Accounts Payable owed to a Related Party, Joseph Passalaqua and $5,000 in Note Payable owed to a Related Party, Garry McHenry. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the last year ended December 31, 2020, the Company has a working capital deficit of $12,568,

As of the three months ended March 31, 2021, the Company has a working capital deficit of $15,916.

Working Capital and Cash Flows

Working Capital	March 31,	March 31,
	2021	2020

Current Assets	$—	$—
Current Liabilities	15,916	20,767
Working Capital (Deficit)	$(15,916)	$(20,767)

Cash Flows	March 31,	March 31,
	2021	2020

Cash Flows from (used in) Operating Activities	$—	$—
Cash Flows from (used in) Financing Activities	—	—
Net Increase (decrease) in Cash During Period	$—	$—

Cashflows from Operating Activities

During the three months ended March 31, 2021 and March 31, 2020, the Company did not use any cash for operating activities.

Cashflows from Financing Activities

During the three months March 31, 2021 and March 31, 2020, the Company did not receive any cash from financing activities.

Critical Accounting Policies

 Going Concern

We have not attained profitable operations and are dependent upon the continued financial support from our shareholders, the ability to raise equity or debt financing, and the attainment of profitable operations from our future business. These factors raise substantial doubt regarding our ability to continue as a going concern.

Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however, there is no assurance of additional funding being available.

 The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. In the previous two fiscal years our operating expenses were $10,357 and $5,089 in the years ended December 31, 2109 and December 31, 2020 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

The Company continues to rely on borrowings and financings either arranged by the Company’s President or through entities controlled by the President. In the next 12 months we expect to incur expenses equal to approximately $20,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. Our management believes that the public company status that results from a combination with the Company will provide such company greater access to the capital markets, increase its visibility in the investment community, and offer the opportunity to utilize its stock to make acquisitions. There is no assurance that we will in fact have access to additional capital or financing as a public company. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Our officers and directors have not had any preliminary contact or discussions with any representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

 Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky. While the Company is in a competitive market with a small number of business opportunities, through information obtained from industry professionals including attorneys, investment bankers, and other consultants with experience in the reverse merger industry, our management believes that there are opportunities for a business combination with firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

We have not established a specific timeline nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities will locate a business combination target. We expect that funds in the amount of approximately $20,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

The effects of Covid -19 could impact our ability to operate under the going concern and maintain sufficient liquidity to continue operations. The impact of COVID-19 on companies is evolving rapidly and its future effects are uncertain. There are material uncertainties from Covid-19 that cast significant doubt on the company’s ability to operate under the going concern. It is possible that our company will have issues relating to the current situation that will need to be considered by management in the future. There will be a wide range of factors to take into account in going concern judgments and financial projections including travel bans, restrictions, government assistance and potential sources of replacement financing, financial health of suppliers and customers and their effect on expected profitability and other key financial performance ratios including information that shows whether there will be sufficient liquidity to continue to meet obligations when they are due.

The Company filed a Registration Statement; Form-10 and is effective 60 days post filing. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

Default on Notes

There are currently no notes in default.

Other Contractual Obligations

As of the year ended December 31, 2020 and the three months ended March 31, 2021, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including Deanna Johnson, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including Deanna Johnson, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were ineffective as of March 31, 2021 and as of the date of this filing, May 12, 2021.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2021 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

None.

ITEM 1A.    RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	XBRL Instance Document*
EX-101.SCH	XBRL Taxonomy Extension Schema Document*
EX-101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*
EX-101.DEF	XBRL Taxonomy Extension Definition Linkbase Document*
EX-101.LAB	XBRL Taxonomy Extension Labels Linkbase Document*
EX-101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

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

FUEL DOCTOR HOLDINGS, INC.

Date: May 12, 2021	By:	/s/ Deanna Johnson
Name: Deanna Johnson
Title: President Chief Executive Officer Chief Financial Officer