Form 10-Q
period 2021-06-30
FUEL DOCTOR HOLDINGS, INC.
filed 2021-08-13
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   [X] .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

   [ ]     .TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 000-56253

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

Yes ☑ .No ☐

As of June 30, 2021, there were 36,739,363 shares of common stock, $0.0001 par value per share, outstanding.

FUEL DOCTOR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED JUNE 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC.
BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2021	December 31, 2020
ASSETS
Current Assets:	—	—
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$2,191	$4,940
Accounts Payable - Related Party	11,748	2,628
Note Payable - Related Party	5,000	5,000

Total Current Liabilities	18,939	12,568

Total Liabilities	18,939	12,568

Stockholder's Deficit
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued
and Outstanding at June 30, 2021 and December 31, 2020	—	—
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 36,739,363 shares Issued
Common Stock, par value $0.0001, 290,000,000 shares Authorized, 36,739,363 shares Issued and Outstanding at June 30, 2021 and December 31, 2020	3,674	3,674
Additional Paid-In Capital	1,523,746	1,523,746
Accumulated Deficit	(1,546,359)	(1,539,988)

Total Stockholder's Deficit	(18,939)	(12,568)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Revenues:	$—	$—	$—	$—

Expenses:
General and administrative expense	1,483	677	3,177	916
Professional fees	1,540	—	3,194	—
Total Operating Expenses	3,023	677	6,371	916

Operating Loss	$(3,023)	$(677)	$(6,371)	$(916)

Other Income:
Gain on Debt Forgiveness	$—	$10,853	$—	$10,853

Net Loss (Gain)	$(3,023)	$10,176	$(6,371)	$9,937

Basic & Diluted Loss per Common Share	$(0.00)	$0.00	$(0.00)	$0.00

Weighted Average Common Shares
Outstanding	36,739,363	36,739,363	36,739,363	36,739,363

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2020
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2019	14,779,363	$1,478	$1,523,746	$(1,545,752)	$(20,528)

Net Loss for the Three Months Ended March 31, 2020	—	$—	$—	$(239)	$(239)

Balance at March 31, 2020	14,779,363	$1,478	$1,523,746	$(1,545,991)	$(20,767)

Common Stock Issuance	21,960,000	$2,196	$—	$—	$2,196

Net Gain for the Three Months Ended June 30, 2020	—	$—	$—	$10,176	$10,176

Balance at June 30, 2020	36,739,363	$3,674	$1,523,746	$(1,535,815)	$(8,395)

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended June 30, 2021
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2020	36,739,363	$3,674	$1,523,746	$(1,539,988)	$(12,568)

Net Loss for the Three Months Ended March 31, 2021	—	$—	$—	$(3,348)	$(3,348)

Balance At March 31, 2021	36,739,363	$3,674	$1,523,746	$(1,543,336)	$(15,916)

Net Loss for the Three Months Ended June 30, 2021	—	$—	$—	$(3,023)	$(3,023)

Balance at June 30, 2021	36,739,363	$3,674	$1,523,746	$(1,546,359)	$(18,939)

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF CASH FLOWS

	(Unaudited)
	For the Six Months Ended
	June 30,
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss (Gain)	$(6,371)	$9,937
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	(2,749)	(15,614)
Acounts Payable - Related Party	9,120	—
Net Cash Used in Operating Activities	—	(5,677)

CASH FLOWS FROM FINANCING
Loans from Related Party	—	5,677
Net Cash Provided by Financing Activities	—	5,677

Net (Decrease) Increase in Cash		—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 21,960,000 Shares of Common Stock In Exchange for Related Party Debt	$—	$2,196

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITEDFINANCIAL STATEMENTS

FOR SIX MONTHS ENDED JUNE 30, 2021& 2020

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of six months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

FOR SIX MONTHS ENDED JUNE 30, 2021 & 2020

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

For the year ended December 31, 2020 and the six months ended June 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITEDFINANCIAL STATEMENTS

FOR SIX MONTHS ENDED JUNE 30, 2021 & 2020

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $1,539,988 as of December 31, 2020 and $1,546,359 as of June 30, 2021 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2020 and June 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

FOR SIX MONTHS ENDED JUNE 30, 2021 & 2020

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

On June 9, 2020, Stanley Wilson, a previous officer and a Related Party of the Company advanced the Company $5,000 to cover the Company’s operating expenses. This amount was transferred to Garry McHenry upon the Change of Control. This amount is held in a Promissory Note, non-interest bearing, payable on demand and unsecured. As of June 30, 2021, $5,000 was outstanding on this Note Payable.

From December 2019 – June 2021, Lyboldt-Daly Inc., a Company owned by Joseph Passalaqua, a previous officer and a Related Party provided the internal accounting services for the Company at $1,000 annually and $500 quarterly. This amount is not held in a note, non-interest bearing, payable upon demand and unsecured. As of June 30, 2021, $3,000 was outstanding for these services in Related Party Payable.

From June 2020 – June 2021, Joseph Passalaqua, a previous officer and a Related Party advanced the Company $8,248 in funds for operating expenses. This amount is not held in a note, non-interest bearing, payable upon demand and unsecured. As of June 30, 2021, $8,248 was outstanding for these advances in Related Party Payable.

As of June 30, 2021, for the amounts due of $3,000 and $8,248 to Lyboldt-Daly Inc. and Joseph Passalaqua respectively, the total amount due in Related Party Payable is $11,748.

The Company currently operates out of an office of a related party free of rent.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR SIX MONTHS ENDED JUNE 30, 2021 & 2020

NOTE 6 – INCOME TAXES

For the six months ended June 30, 2021, the Company had net operating loss of approximately $6,371 that may be available to reduce future years' taxable income in varying amounts through 2041.

As of the six months ended June 30, 2020, the Company had net operating loss of approximately $916 that may be available to reduce future years' taxable income in varying amounts through 2040.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2021	June 30, 2020
Federal income tax benefit attributable to:
Current operations	$1,338	$192
Less: change in valuation allowance	(1,338)	(192)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	June 30, 2021	June 30, 2020
Deferred tax asset attributable to:
Net operating loss carry over	$2,230	$321
Less: valuation allowance	(2,230)	(321)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards cumulative amount of approximately $1,546,359 as of June 30, 2021 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

On July 7, 2021 there was a Meeting of the Board of Directors and 220,000,000 shares of common stock were issued to Joseph Passalaqua in the name of Friction & Heat LLC, in exchange for Related Party debt of $11,248.

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

Employees

We have no employees.

Results of Operations for the three months ended June 30, 2021 and June 30, 2020

Revenues

We have generated revenues of $0 and $0 for the three months ended June 30, 2021 and June 30, 2020.

Operating and Administrative Expenses

Operating expenses for the three months ended June 30, 2021 were $3,023 compared with $677 for the six months ended June 30, 2020.  The increase in operating expenses were attributable to an increase in general and administrative expenses of $806, from $677 for the three months June 30, 2020 to $1,483 for the three months ended June 30, 2021 and an increase of professional fees of $1,540, from $0 for the three months ended June 30, 2020 to $1,540 for the three months ended June 30, 2021

Loss from Operations

Operating Loss before income tax for the three months ended June 30, 2021 was $(3,023), an increase of $2,346 for the comparable period of June 30, 2020, of which the loss from operations was $(677). This increase was primarily attributable to professional fees, that included accountant and auditor fees.

Net loss

The Net loss for the three months ended June 30, 2021 was $(3,023), compared to a Net gain of $10,176 for the three months ended June 30, 2020. The net gain in 2020 was attributable to a forgiveness of $10,853 in debt.  The net loss in 2021 was primarily attributable to an increase in professional fees from operations.

Results of Operations for the six months ended June 30, 2021 and June 30, 2020

Revenues

We have generated revenues of $0 and $0 for the six months ended June 30, 2021 and June 30, 2020.

Operating and Administrative Expenses

Operating expenses for the six months ended June 30, 2021 were $6,371 compared with $916 for the six months ended June 30, 2020.  The increase in operating expenses were attributable to an increase in general and administrative expenses of $2,261, from $916 for the six months June 30, 2020 to $3,177 for the six months ended June 30, 2021 and an increase of professional fees of $3,194, from $0 for the six months ended June 30, 2020 to $3,194 for the six months ended June 30, 2021

Loss from Operations

Operating Loss before income tax for the six months ended June 30, 2021 was $(6,371), an increase of $5,455 for the comparable period of June 30, 2020, of which the loss from operations was $(916). This increase was primarily attributable to professional fees, that included accountant and auditor fees.

Net loss

The Net loss for the six months ended June 30, 2021 was $(6,371), compared to a Net gain of $9,937 for the six months ended June 30, 2020. The net gain in 2020 was attributable to a forgiveness of $10,853 in debt.  The net loss in 2021 was primarily attributable to an increase in professional fees from operations.

Liquidity and Capital Resources

As of the year end December 31, 2020 and the six months ended June 30, 2021, the Company's cash balance was $0.

As of the year ended December 31, 2020 and the six months ended June 30, 2021, the Company's total assets were $0.

As of the last year ended, December 31, 2020, the Company had total liabilities of $12,568 that consisted of $4,940 in Accounts Payable, $2,628 in Accounts Payable owed to a Related Party, Joseph Passalaqua and $5,000 in Note Payable owed to a Related Party, Garry McHenry. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the six months ended June 30, 2021, the Company had total liabilities of $18,939, that consisted of $2,191 in Accounts Payable, $11,748 in Accounts Payable owed to a Related Party, Lyboldt-Daly Inc. and Joseph Passalaqua and $5,000 in Note Payable owed to a Related Party, Garry McHenry. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the last year ended December 31, 2020, the Company has a working capital deficit of $12,568,

As of the six months ended June 30, 2021, the Company has a working capital deficit of $18,939.

Working Capital and Cash Flows

Working Capital	June 30,	June 30,
	2021	2020

Current Assets	$—	$—
Current Liabilities	18,939	8,395
Working Capital (Deficit)	$(18,939)	$(8,395)

Cash Flows	June 30,	June 30,
	2021	2020

Cash Flows from (used in) Operating Activities	$—	$(5,677)
Cash Flows from (used in) Financing Activities	—	5,677)
Net Increase (decrease) in Cash During Period	$—	$—

Cashflows from Operating Activities

During the six months ended June 30, 2021 and June 30, 2020, the Company had $0 and $5,677, respectively, in cash used for operating activities.

Cashflows from Financing Activities

During the six months June 30, 2021 and June 30, 2020, the Company had $0 and $5,677, respectively, in cash received from financing activities.

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

 The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. For the last six months ending June 30, 2021, our operating expenses were $6,371. In the previous two fiscal years our operating expenses were $10,357 and $5,089 in the years ended December 31, 2109 and December 31, 2020 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

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

Other Contractual Obligations

As of the year ended December 31, 2020 and the six months ended June 30, 2021, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including Deanna Johnson, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including Deanna Johnson, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were ineffective as of June 30, 2021 and as of the date of this filing, August 13, 2021.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2021 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

FUEL DOCTOR HOLDINGS, INC.

Date: August 13, 2021	By:	/s/ Deanna Johnson
Name: Deanna Johnson
Title: President Chief Executive Officer Chief Financial Officer