Form 10-Q
period 2021-09-30
FUEL DOCTOR HOLDINGS, INC.
filed 2021-11-10
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Yes         .No x

As of September 30, 2021, there were 256,739,363 shares of common stock, $0.0001 par value per share, outstanding.

As of November 10, 2021, the date of this filing, there were 256,739,363 shares of common stock, $0.0001 par value per share, outstanding.

FUEL DOCTOR HOLDINGS, INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE PERIOD ENDED SEPTEMBER 30, 2021

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

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC.
BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Total Current Assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDER'S DEFICIT
Current Liabilities:
Accounts Payable	$1,160	$4,940
Accounts Payable - Related Party	9,368	7,628

Total Current Liabilities	10,528	12,568

Total Liabilities	10,528	12,568

Stockholder's Deficit
Preferred Stock, par value $0.0001,
10,000,000 shares Authorized, 0 shares Issued
and Outstanding at September 30, 2021 and December 31, 2020	—	—
Common Stock, par value $0.0001,
290,000,000 shares Authorized, 256,739,363 shares
Issued and Outstanding at September 30, 2021 and
36,739,363 Issued and Outstanding at December 31, 2020	25,674	3,674
Additional Paid-In Capital	1,512,994	1,523,746
Accumulated Deficit	(1,549,196)	(1,539,988)

Total Stockholder's Deficit	(10,528)	(12,568)

TOTAL LIABILITIES AND STOCKHOLDER'S DEFICIT	$—	$—

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF OPERATIONS
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020

Revenues:	$—	$—	$—	$—

Expenses:
General and administrative expense	1,197	305	4,374	1,221
Professional fees	1,640	—	4,834	—
Total Operating Expenses	2,837	305	9,208	1,221

Operating Loss	$(2,837)	$(305)	$(9,208)	$(1,221)

Other Income:
Gain on Debt Forgiveness	$—	$—	$—	$10,853

Net Loss (Gain)	$(2,837)	$(305)	$(9,208)	$9,632

Basic & Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$0.00

Weighted Average Common Shares
Outstanding	256,739,363	36,739,363	256,739,363	36,739,363

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Six Months Ended September 30, 2020
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2019	14,779,363	$1,478	$1,523,746	$(1,545,752)	$(20,528)

Net Loss for the Three Months Ended March 31, 2020	—	$—	$—	$(239)	$(239)

Balance at March 31, 2020	14,779,363	$1,478	$1,523,746	$(1,545,991)	$(20,767)

Common Stock Issuance	21,960,000	$2,196	$—	$—	$2,196

Net Gain for the Three Months Ended	—	$—	$—	$10,176	$10,176

Balance at June 30, 2020	36,739,363	$3,674	$1,523,746	$(1,535,815)	$(8,395)

Net Loss for the Three Months Ended September 30, 2020	—	$—	$—	$(305)	$(305)

Balance at September 30, 2020	36,739,363	$3,674	$1,523,746	$(1,536,120)	$(8,700)

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
For the Nine Months Ended September 30, 2021
(Unaudited)

	Common Stock
	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficiency
Balance At December 31, 2020	73,478,726	$3,674	$1,523,746	$(1,539,988)	$(12,568)

Net Loss for the Three Months Ended March 31, 2021	—	$—	$—	$(3,348)	$(3,348)

Balance At March 31, 2021	73,478,726	$3,674	$1,523,746	$(1,543,336)	$(15,916)

Net Loss for the Three Months Ended June 30, 2021	—	$—	$—	$(3,023)	$(3,023)

Balance at June 30, 2021	73,478,726	$3,674	$1,523,746	$(1,546,359)	$(18,939)

Common Stock Issuance	220,000,000	$22,000	$(10,752)	$—	$11,248

Net Loss for the Three Months Ended September 30, 2021	—	$—	$—	$(2,837)	$(2,837)

Balance at September 30, 2021	293,478,726	$25,674	$1,512,994	$(1,549,196)	$(10,528)

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENT OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended
	September 30,
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net Loss (Gain)	$(9,208)	$9,632
Adjustments to reconcile net loss to net cash
used in operating activities:
Changes In:
Accounts Payable	(3,780)	(15,464)
Acounts Payable - Related Party	12,988	155
Net Cash Used in Operating Activities	—	(5,677)

CASH FLOWS FROM FINANCING
Loans from Related Party	—	5,677
Net Cash Provided by Financing Activities	—	5,677

Net (Decrease) Increase in Cash		—
Cash at Beginning of Period	—	—

Cash at End of Period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise Taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 21,960,000 Shares of Common Stock In Exchange for Related Party Debt	$—	$2,196
Issuance of 220,000,000 Shares of Common Stock In Exchange for Related Party Debt	$11,248	$—

The accompanying notes are an integral part of these unaudited financial statements

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITEDFINANCIAL STATEMENTS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2021& 2020

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

2.3 Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of nine months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

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

FOR NINE MONTHS ENDED SEPTEMBER 30, 2021 & 2020

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

For the year ended December 31, 2020 and the nine months ended September 30, 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

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

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITEDFINANCIAL STATEMENTS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2021 & 2020

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $1,539,988 as of December 31, 2020 and $1,549,196 as of September 30, 2021 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2020 and September 30, 2021. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

The Company filed a Registration Statement; Form-10 and was effective 60 days post filing. Management believes that this plan provides an opportunity for the Company to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and/or private placement of common stock. The failure to achieve the necessary levels of profitability or obtaining additional funding would be detrimental to the Company.

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

On July 7, 2021, the Company issued 220,000,000 shares of common stock with a $0.0001 par value, to Joseph Passalaqua in the name of Friction & Heat LLC, in exchange for Related Party debt of $11,248.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2021 & 2020

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

From December 2019 – September 2021, Lyboldt-Daly Inc., a Company owned by Joseph Passalaqua, a previous officer and a Related Party provided the internal accounting services for the Company for annually and quarterly filings. This amount is not held in a note, non-interest bearing, payable upon demand and unsecured. On July 7, 2021 $2,500 of this Related Party debt was converted to common stock issued in the name of Friction & Heat LLC. As of September 30, 2021, $1,100 was outstanding for these services in Related Party Payable.

From June 2020 – September 2021, Joseph Passalaqua, a previous officer and a Related Party advanced the Company $8,248 in funds for operating expenses. This amount is not held in a note, non-interest bearing, payable upon demand and unsecured. On July 7, 2021 $8,748 of this Related Party debt was converted to common stock issued in the name of Friction & Heat LLC.

As of September 30, 2021, $3,268 was outstanding for these advances in Related Party Payable.

As of September 30, 2021, for the amounts due of $1,100 and $3,268 to Lyboldt-Daly Inc. and Joseph Passalaqua respectively, the total amount due in Related Party Payable is $4,368.

The Company currently operates out of an office of a related party free of rent.

  FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE UNAUDITED FINANCIAL STATEMENTS

FOR NINE MONTHS ENDED SEPTEMBER 30, 2021 & 2020

NOTE 6 – INCOME TAXES

For the nine months ended September 30, 2021, the Company had net operating loss of approximately $9,208 that may be available to reduce future years' taxable income in varying amounts through 2041.

As of the nine months ended September 30, 2020, the Company had net operating loss of approximately $1,221 that may be available to reduce future years' taxable income in varying amounts through 2040.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax at the expected rate of 21% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2021	September 30, 2020
Federal income tax benefit attributable to:
Current operations	$1,934	$256
Less: change in valuation allowance	(1,934)	(256)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	September 30, 2021	September 30, 2020
Deferred tax asset attributable to:
Net operating loss carry over	$3,223	$427
Less: valuation allowance	(3,223)	(427)
Net deferred tax asset	$—	$—

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards cumulative amount of approximately $1,549,196 as of September 30, 2021 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred after September 30, 2021 through November 10, 2021. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the nine months ended September 30, 2021.

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

Employees

We have no employees.

Results of Operations for the three months ended September 30, 2021 and September 30, 2020

Revenues

We have generated revenues of $0 and $0 for the three months ended September 30, 2021 and September 30, 2020.

Operating and Administrative Expenses

Operating expenses for the three months ended September 30, 2021 were $2,837 compared with $305 for the three months ended September 30, 2020.  The increase in operating expenses were attributable to an increase in general and administrative expenses of $892, from $305 for the three months September 30, 2020 to $1,197 for the three months ended September 30, 2021 and an increase of professional fees of $1,640, from $0 for the three months ended September 30, 2020 to $1,640 for the three months ended September 30, 2021

Loss from Operations

Operating Loss before income tax for the three months ended September 30, 2021 was $(2,837), an increase of $2,532 for the comparable period of September 30, 2020, of which the loss from operations was $(305). This increase was primarily attributable to professional fees, that included accountant and auditor fees.

Net loss

The Net loss for the three months ended September 30, 2021 was $(2,837), compared to a Net loss of $(305) for the three months ended September 30, 2020. This increase was primarily attributable to professional fees, that included accountant and auditor fees.  The net loss in 2021 was primarily attributable to an increase in professional fees from operations.

Results of Operations for the nine months ended September 30, 2021 and September 30, 2020

Revenues

We have generated revenues of $0 and $0 for the nine months ended September 30, 2021 and September 30, 2020.

Operating and Administrative Expenses

Operating expenses for the nine months ended September 30, 2021 were $9,208 compared with $1,221 for the nine months ended September 30, 2020.  The increase in operating expenses were attributable to an increase in general and administrative expenses of $3,153, from $1,221 for the nine months September 30, 2020 to $4,374 for the nine months ended September 30, 2021 and an increase of professional fees of $4,834, from $0 for the nine months ended September 30, 2020 to $4,834 for the nine months ended September 30, 2021

Loss from Operations

Operating Loss before income tax for the nine months ended September 30, 2021 was $(9,208), an increase of $7,987 for the comparable period of September 30, 2020, of which the loss from operations was $(1,221). This increase was primarily attributable to professional fees, that included accountant and auditor fees.

Net loss

The Net loss for the nine months ended September 30, 2021 was $(9,208), compared to a Net gain of $9,632 for the nine months ended September 30, 2020. The net gain in 2020 was attributable to a forgiveness of $10,853 in debt.  The net loss in 2021 was primarily attributable to an increase in professional fees from operations.

Liquidity and Capital Resources

As of the year end December 31, 2020 and the nine months ended September 30, 2021, the Company's cash balance was $0.

As of the year ended December 31, 2020 and the nine months ended September 30, 2021, the Company's total assets were $0.

As of the last year ended, December 31, 2020, the Company had total liabilities of $12,568 that consisted of $4,940 in Accounts Payable, $2,628 in Accounts Payable owed to a Related Party, Joseph Passalaqua and $5,000 in Note Payable owed to a Related Party, Garry McHenry. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the nine months ended September 30, 2021, the Company had total liabilities of $10,528, that consisted of $1,160 in Accounts Payable, $4,368 in Accounts Payable owed to a Related Party, Lyboldt-Daly Inc. and Joseph Passalaqua and $5,000 in Note Payable owed to a Related Party, Garry McHenry. These amounts are non-interest bearing, payable upon demand and unsecured.

As of the last year ended December 31, 2020, the Company has a working capital deficit of $12,568,

As of the nine months ended September 30, 2021, the Company has a working capital deficit of $10,528.

Working Capital and Cash Flows

Working Capital	September 30,	September 30,
	2021	2020

Current Assets	$—	$—
Current Liabilities	10,528	12,568
Working Capital (Deficit)	$(10,528)	$(12,5685)

Cash Flows	September 30,	September 30,
	2021	2020

Cash Flows from (used in) Operating Activities	$—	$(5,677)
Cash Flows from (used in) Financing Activities	—	5,677)
Net Increase (decrease) in Cash During Period	$—	$—

Cash Flows from Operating Activities

During the nine months ended September 30, 2021 and September 30, 2020, the Company had $0 and $5,677, respectively, in cash used for operating activities.

Cash Flows from Financing Activities

During the nine months September 30, 2021 and September 30, 2020, the Company had $0 and $5,677, respectively, in cash received from financing activities.

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

 The Company, as of the date of this filing had approximately $0 in cash and has not earned any revenues from operations to date. For the last nine months ending September 30, 2021, our operating expenses were $9,208. In the previous two fiscal years our operating expenses were $10,357 and $5,089 in the years ended December 31, 2109 and December 31, 2020 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

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

Other Contractual Obligations

As of the year ended December 31, 2020 and the nine months ended September 30, 2021, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including Deanna Johnson, our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including Deanna Johnson, our principal executive officer and principal financial officer, concluded that our disclosure controls and procedures were ineffective as of September 30, 2021 and as of the date of this filing, November 10, 2021.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2021 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with US GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2021 are fairly stated, in all material respects, in accordance with US GAAP.

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

FUEL DOCTOR HOLDINGS, INC.

Date: November 10, 2021	By:	/s/ Deanna Johnson
Name: Deanna Johnson
Title: President Chief Executive Officer Chief Financial Officer