Form 10-K
period 2021-12-31
FUEL DOCTOR HOLDINGS, INC.
filed 2022-04-18
CIK 1459188

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2021

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-56253

Fuel Doctor Holdings, Inc.

(Exact name of Registrant as specified in its charter)

Delaware	26-2274999
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

20 Raul Wallenberg Street Tel Aviv, Israel
(Address of principal executive offices)

(647)558-5564

(Registrant’s telephone number, including area code)

Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:

Common Shares, par value $0.0001

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day.

☒ Yes   ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐   No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒   No

The aggregate market value of the registrant's Common Stock held by non-affiliates was $11,505,016, based on the price of $0.069 per share of Common Stock on December 31, 2021.  Shares of Common Stock known by the registrant to be beneficially owned as of December 31, 2021, by the registrant's directors and the registrant's executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At April 15, 2022 there were 256,739,363 shares of the registrant's Common Stock issued and outstanding.

Explanatory Notes

In this Annual Report on Form 10-K, Fuel Doctor Holdings, Inc is sometimes referred to as the "Company", "we", "our", "us" or "registrant" and U.S. Securities and Exchange Commission is sometimes referred to as the "SEC".

PART I

Item 1. Business.

Organizational History.

Fuel Doctor Holdings, Inc. (“Fuel Doctor”, “We”, or the “Company”) was incorporated in the State of Delaware on March 25, 2008 under the name Silver Hill Management Services, Inc. On September 1, 2011, our name was changed to Fuel Doctor Holdings, Inc. to more accurately reflect the nature of our operations. at that time. On or about August 8, 2009, our primary business focus was to offer business support services to proprietors, entrepreneurs, and small business owners. By offering a full suite of outsourced business processes including project management, database and information storage, document management services, and finance and accounting services.  The Company discontinued the development of its business support services on August 24, 2011. On or about March 8, 2021, the Company filed a Form 10-12g with the SEC and became once again subject to the reporting requirements of the Securities Exchange Act of 1934, as amended.

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

Employees

As of the date of this Form 10-K filing, we have no employees.

Item 1A. Risk Factors.

Not applicable to smaller reporting companies.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The Company neither rents nor owns any properties. The Company currently utilizes the office space of a related party in Tel Aviv, Israel at no cost. Given the limited need of the Company, management believes that the office space is more than suitable and adequate. The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

We are not a party to any legal proceedings, nor are we aware of any threatened litigation.

Item 4. Mine Safety Disclosures

Not applicable to smaller reporting companies.

 PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock is listed for quotation on the OTC Markets under the ticker symbol “FDOC,”.

The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock (where the end of the quarter was on a weekend or holiday and in cases where there was otherwise no trading activity, the high and low prices nearest and prior to the date have been used):

FISCAL YEAR ENDED DECEMBER 31, 2020:	HIGH	LOW
March 31, 2020	$0.020	$0.0050
June 30, 2020	$0.200	$0.0035
September 30, 2020	$0.085	$0.0297
December 31, 2020	$0.004	$0.0155

FISCAL YEAR ENDED DECEMBER 31, 2021:
March 31, 2021	$0.120	$0.0171
June 30, 2021	$0.139	$0.0310
September 30, 2021	$0.100	$0.0455
December 31, 2021	$0.140	$0.0680

(b) Holders

As of December 31, 2021, there were approximately 107 holders of record of our common stock, not including holders who hold their shares in street name and as of the same date 540,596 shares are held in “street name,” largely from the Company’s initial registration.

(c) Dividends

The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

(d) Equity Compensation Plan Information

The Company does not currently have an equity compensation plan but intends to adopt one in the future. In lieu of an equity compensation plan the Company intends to grant shares of restricted stock to its officers, directors and others for services periodically and as part of some of the officers’ employment agreements. There are currently no employment agreements between the Company and any officer, director or others.

Item 6. Selected Financial Data.

Not applicable to smaller reporting companies.

Item 7. Management's Discussion and Analysis Of Financial Condition And Results Of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the accompanying notes to the financial statements included in this Form 10-K.

This Management Discussion and Analysis (“MD&A”) is based on our financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America ("U.S. GAAP"). The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities and expenses and related disclosure of contingent assets and liabilities. Management bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

 Background

We are not currently engaged in any business operations other than the process of attempting to identify, locate, and if warranted, acquire new commercial opportunities.

The Company did not generate any revenue in the year ended December 31, 2021. It is unlikely the Company will have any revenues until it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation is to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company does not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with funds to be loaned to or invested in us by our stockholders, management or other investors.

 During the next 12 months we anticipate incurring costs related to:

(i)	filing of Exchange Act reports,

(ii)	Professional fees (legal, audit and accounting); and

(iii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds to be loaned by or invested in us by our stockholders, management or other investors. There can be no assurances that such funds will be advanced to us or that the Company will be able to secure any additional funding as needed.

On December 30, 2021, Friction and Heat, LLC, the majority stockholder of the Company, entered into a Stock Purchase Agreement with a total of 16 purchasers (the “Purchasers”) to sell a total of 241,960,000 shares of the Company’s common stock to the Purchasers for a total purchase price of $435,000.00. The shares of the Company’s common stock purchased represent 94.2% of the total number of shares issued and outstanding as of the date hereof and thus, represent a chance of control of the Company. None of the Purchasers acquired more than 36% of the total number of shares of the Company’s common stock issued and outstanding and therefore, none of the Purchasers control the Company. There are no arrangements or understandings among members of both the former and any of the Purchasers and their associates with respect to election of directors or other matters. Each of the Purchasers utilized their own funds to purchase their shares.

Results of Operations

Working Capital	December 31	December 31
	2021	2020

Current Assets	$—	$—
Current Liabilities	18,857	12,568
Working Capital (Deficit)	$(18,857)	$(12,568)

Cash Flows	December 31	December 31
	2021	2020

Cash Flows from (used in) Operating Activities	$—	$(5,677)
Cash Flows from (used in) Financing Activities	—	5,677
Net Increase (decrease) in Cash During Period	$—	$—

Years Ended December 31, 2021 compared to Year Ended December 31, 2020

Revenues

We have generated revenues of $0 and $0 for the years ended December 31, 2021 and 2020, respectively.

Operating and Administrative Expenses

Operating expenses for the year ended December 31, 2021 were $28,785 compared with $5,089 for the year ended December 31, 2020.  The increase in operating expenses were attributable to an increase in audit and other consulting fees for the year ended December 31, 2021.

During the year ended December 31, 2021, the Company recorded a net loss of $17,537, compared with net income of $5,764 for the year ended December 31, 2020.

Liquidity and Capital Resources

As of December 31, 2021, the Company's cash balance was $0 compared to cash balance of $0 as of December 31, 2020. As of December 31, 2021, the Company's total assets were $0 compared to total assets of $0 as of December 31, 2020.

As of December 31, 2021, the Company had total liabilities of $18,857 compared with total liabilities of $12,568 as of December 31, 2020. The increase in total liabilities is attributed to an increase in accounts payable and accrued liabilities from $4,940 as of December 31, 2020 to $18,857 as of December 31, 2021.

As of December 31, 2021, the Company has a working capital deficit of $18,857 compared with working capital deficit of $12,568 at December 31, 2020 with the increase in the working capital deficit attributed to an increase in accounts payable from $4,940 on December 31, 2020 to $18,857 as of December 31, 2021, a decrease in due to related party, Joseph Passaalqua from $2,628 as of December 31, 2020 to $0 as of December 31, 2021 and a decrease in notes payable, due a related party, Stanley Wilson from $5,000 as of December 31, 2020 to $0 as of December 31, 2021.

As of December 31, 2021 and December 31, 2020, all related parties waived their rights to amounts owed by the Company in the amount of $10,752 , and $10,853, respectively. The Company recorded these amounts as a gain on debt forgiveness in these amounts in the accompanying financial statements.

Cashflows from Operating Activities

During the year ended December 31, 2021, the Company did not used any cash for operating activities, during the year ended December 31, 2020 the Company used $5,677 for operating activities.

Cashflows from Financing Activities

During the year ended December 31, 2021, the Company did not receive any cash from financing activities, during the year ended December 31, 2020 the Company $5,677 was provided by financing activities.

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

The Company, as of the date of this filing had $0 in cash and has not earned any revenues from operations to date. In the previous two fiscal years our operating expenses were $28,785 and $5,089 in the years ended December 31, 2021 and December 31, 2020, respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

The Company continues to rely on borrowings and financings. In the next 12 months we expect to incur expenses equal to approximately $20,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Other Contractual Obligations

As of the years December 31, 2021 and December 31, 2020, we did not have any contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fuel Doctor Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Fuel Doctor Holdings, Inc. (the “Company”) as of December 31, 2021 and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, based on its projections, the Company anticipates that during 2022, it will not have sufficient capital. Furthermore, the Company’s losses from operations and working capital deficiency raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.

Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

Liebman Goldberg & Hymowitz, LLP

We have served as the Company’s auditor since
February 8, 2022.

Garden City, New York

April 18, 2022

FUEL DOCTOR HOLDINGS, INC.
BALANCE SHEETS

	December 31, 2021	December 31, 2020
ASSETS
Current assets	$—	$—
Total current assets	—	—

TOTAL ASSETS	$—	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$18,857	$4,940
Accounts payable - related party	—	2,628
Note payable - related party	—	5,000

Total current liabilities	18,857	12,568

Total liabilities	18,857	12,568

Stockholders’ deficit
Preferred stock, par value $0.0001,
10,000,000 shares authorized; 0 shares issued
and outstanding at December 31, 2021 and December 31, 2020	—	—
Common stock, par value $0.0001,
290,000,000 shares authorized; 256,739,363 shares issued
and outstanding at December 31, 2021 and 36,739,363
issued and outstanding at December 31, 2020	25,674	3,674
Additional paid-in capital	1,512,994	1,523,746
Accumulated deficit	(1,557,525)	(1,539,988)

Total stockholders’ deficit	(18,857)	(12,568)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$—	$—

The accompanying notes are an integral part of these audited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2021	2020

Revenues:	$—	$—

Operating expenses:
General and administrative expenses	5,496	1,800
Professional fees	23,289	3,289
Total operating expenses	28,785	5,089

Operating loss	(28,785)	(5,089)

Other income:
Gain on debt forgiveness	11,248	10,853

Net (loss) income	$(17,537)	$5,764

Basic & diluted (loss) income per common share	$(0.00)	$0.00

Weighted average common shares
Outstanding	143,424,295	27,052,897

The accompanying notes are an integral part of these audited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock
	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Deficit
Balance at December 31, 2019	14,779,363	$1,478	$1,523,746	$(1,545,752)	$(20,528))

Common stock issued in exchange for debt forgiveness	21,960,000	2,196	—	—	2,196)

Net profit	—	—	—	5,764	5,764

Balance at December 31, 2020	36,739,363	$3,674	$1,523,746	$(1,539,988)	$(12,568)

Common stock issued in exchange for debt forgiveness	220,000,000	22,000	(10,752)	—	11,248

Net loss	—	—	—	(17,537)	(17,537)

Balance at December 31, 2021	256,739,363	$25,674	$1,512,994	$(1,557,525)	$(18,857))

The accompanying notes are an integral part of these audited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2021	2020
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net (loss) income	$(17,537)	$5,764
Adjustments to reconcile net (loss) income to net cash

Used in operating activities:
Gain of debt forgiveness	11,248	10,853
Changes In:
Accounts payable and accrual liabilities	13,917	(13,069)
Accounts payable - related party	(2,628)	(9,225)
Note payable - related party	(5,000)	—
Net cash used in operating activities	—	(5,677)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from related party	—	5,677
Net cash provided by financing activities	—	5,677

Net (decrease) increase in cash	—	—
Cash at beginning of period	—	—

Cash at end of period	$—	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$—	$—
Franchise taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 21,960,000 shares of common stock
in exchange for debt forgiveness	$—	$2,196
Issuance of 220,000,000 shares of common stock
in exchange for debt forgiveness	$22,000	$—

The accompanying notes are an integral part of these audited financial statements

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE 1 – NATURE OF OPERATIONS

Fuel Doctor Holdings, Inc. (“Fuel Doctor” or the “Company”) was incorporated in the state of Delaware on March 25, 2008 as Silver Hill Management Services, inc. On August 24, 2011, the Company entered into an Agreement and Plan of Reorganization (the “Plan”) with Fuel Doctor, LLC, a California Limited Liability company. Pursuant to the terms of the Plan, the members of Fuel Doctor, LLC agreed to transfer all of the issued and outstanding limited units in Fuel Doctor, LLC to the Company in exchange for the issuance of an aggregate of 9,367,500 shares of the Company’s stock, thereby causing Fuel Doctor, LLC to become a wholly owned subsidiary of the Company. Immediately following the closing of the Plan, the Company changed its name to Fuel Doctor Holdings, Inc.

On January 6, 2022, Amitai Weiss, Asaf Itzhaik and Moshe Revach were appointed to fill existing vacancies on the Company’s Board of Directors in accordance with the written consent of majority of directors dated January 6, 2022. None of the newly appointed Directors had a prior relationship with the Company. In addition, on January 6, 2022, Amitai Weiss was appointed as the Chief Executive Officer of the Company and on January 26, 2022, Gadi Levin was appointed Chief Financial Officer of the Company.

On January 7, 2022, Deanna Johnson resigned as an officer and as a director of the Company.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

Certain prior year amounts have been reclassified for consistency with the current year presentation.

2.2 Use of Estimates and Assumptions

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.3 Income Taxes

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

2.4 Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with “ASC-260”, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the years ended December 31, 2020 and 2021 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

2.5 Commitments and Contingencies

The Company follows ASC 440 "Commitments" and ASC 450 "Contingencies", subtopic 450-20 "Loss Contingencies" of the FASB Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

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

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.5 Commitments and Contingencies (Continued)

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

2.6 Recent Accounting Pronouncements

A variety of proposed or otherwise potential accounting standards are currently under study by standard-setting organizations. Due to the tentative and preliminary nature of those proposed standards, management has not determined whether the implementation of such proposed standards would be material to the financial statements of the Company.

NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception (March 25, 2008) resulting in an accumulated deficit of $1,557,525 as of December 31, 2021 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2021. The Company has no financing arrangements as of December 31, 2021. The Company will seek to raise addition al funds through the sale of its common stock, through debt financing or funds loaned to or invested in us by our stockholders, management or other investors. The Company does not know whether additional financing will be available on favorable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

 On February 18, 2021 the Company Amended the Articles of Incorporation and increased the number of authorized shares in Fuel Doctor Holdings, Inc. to 300,000,000 with a par value of $0.0001 of which 290,000,000 shares shall be common stock with a par value of $0.0001 and 10,000,000 shares shall be preferred stock with a par value of $0.0001. There were 256,739,363 and 36,739,363 shares of common stock outstanding at December 31, 2021 and December 31, 2020, respectively. There were no shares of preferred stock outstanding at December 31, 2021 and December 31, 2020.

Common Stock:

On June 10, 2020, the Company issued 21,960,000 shares of common stock at $0.0001 per share to Stanley Wilson, a previous officer of the Company and a related party in exchange for $2,196 payment to a related party debt.

On July 7, 2021, the Company issued 220,000,000 shares of common stock with a $0.0001 par value, to Joseph Passalaqua in the name of Friction & Heat LLC, in exchange for related party debt of $22,000.

Preferred Stock

As of December 31, 2021 and December 31, 2020 there are no preferences assigned to the preferred stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties. As of December 31, 2021 and December 31, 2020, all related parties waived their rights to amounts owed by the Company in the amount of $10,752, and $2,196, respectively. The Company recorded these amounts as a gain on debt forgiveness in these amounts in the accompanying financial statements. See also note 7.

During the years ended December 31, 2021 and December 31, 2020, Joseph Passalaqua, a previous officer of the Company and a related party, provided internal accounting services to the Company in the amounts of $2,200 and $1,000, respectively.

During the years ended December 31, 2021 and December 31, 2020, Joseph Passalaqua, funded certain expenses in the Company, in the amount of $2,197 and $628 respectively.

The Company currently operates out of an office of a related party free of rent.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE 6 – INCOME TAXES

As of December 31, 2020, the Company had net operating loss carry forwards of approximately $1,540,000 that may be available to reduce future years' taxable income in varying amounts through 2040.

As of December 31, 2021, the Company had net operating loss carry forwards of approximately $1,558,000 that may be available to reduce future years' taxable income in varying amounts through 2041.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2021	December 31, 2020
Federal income tax benefit attributable to:
Current operations	$327,080	$323,398
Less: change in valuation allowance	(327,080)	(323,398)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2021	December 31, 2020
Deferred tax asset attributable to:
Net operating loss carry over	$545,300	$538,996
Less: valuation allowance	(545,134)	(538,996)
Net deferred tax asset	$—	$—

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2021 and 2020

NOTE 6 – INCOME TAXES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,558,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception. The Company has not filed any tax returns to date.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent events were reviewed through April 18, 2022, the date these financial statements were available for issuance.

On March 8, 2022, a shareholder advanced the Company a loan in the amount of $20,000. The loan bears interest at 1% per annum and is repayable at the request of the shareholder.

F-12

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

On February 8, 2022, we engaged Liebman Goldberg & Hymowitz, LLP ("LGH") as the Company's independent registered public accounting firm to replace Zia Masood Kiani ("ZMK") who resigned as the Company's independent registered public accounting firm.

During the two most recent fiscal years, there were (i) no disagreements between the Company and ZMK on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreement, if not resolved to the satisfaction of ZMK would have caused ZMK to make reference thereto in their reports on the financial statements for such years, and (ii) no "reportable events" as that term is defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that the information required to be disclosed in the reports that we file under the Securities Exchange Act of 1934 (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and in reaching a reasonable level of assurance, management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of our fourth fiscal quarter covered by this report. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

 MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company's principal executive and financial officers and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

·	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

·	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

·	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of December 31, 2021, management has not completed an effective assessment of the Company's internal controls over financial reporting based upon the 2013 Committee on Sponsoring Organizations (COSO) framework. Management has concluded that during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

1. We lack the necessary corporate accounting resources to maintain adequate segregation of duties.

2. We currently have inadequate resources due to the need to hire accounting personnel with the requisite knowledge of U.S. GAAP.

3. We did not perform an effective risk assessment or monitor internal controls over financial reporting.

4. We lack the necessary corporate resources to conduct adequate review of related party transactions.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which were identified in connection with management's evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered independent public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this annual report.

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2021.

Directors and Executive Officers

Name	Age	Position

Amitay Weiss	60	Chief Executive Officer and Director

Gadi Levin	49	Chief Financial Officer

Asaf Itzhaik	49	Director

Moshe Revach	82	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in public reporting companies, if any:

Mr. Weiss was founder and Chief Executive Officer of Amitay Weiss Management Ltd. Prior to forming his company, he held several positions at Bank Poalei Agudat Israel Ltd., most recently as Vice President of Business Marketing & Development. He currently chairs and serves as director on the boards of several public companies. Mr. Weiss earned his B.A. in Economics from New England College, and his M.B.A. and LL.B from Ono Academic College in Israel.

Mr. Levin age 49, serves as a director and CFO of various publicly listed companies in the US and Canada. He has over 15 years of experience working with public US, Canadian and multi-jurisdictional public companies. Previously, Mr. Levin also served as the Vice President of Finance and Chief Financial Officer for two Israeli investment firms specializing in private equity, hedge funds and real estate. Mr. Levin began his CPA career at the accounting firm Arthur Andersen, where he worked for nine years, specializing in U.S. listed companies involved in IPOs. Mr. Levin has a Bachelor of Commerce degree in Accounting and Information Systems from the University of the Cape Town, South Africa in 1993, and a post graduate diploma in Accounting from the University of South Africa in 1995. He received his Chartered Accountant designation in South Africa in 1998 and has an MBA from Bar Ilan University in Israel, which he received in 2006.

Mr. Itzhaik is the founder of Assi Glasses, an optical brand and has served as the Chief Executive Officer of the Company for more than 20 years. Mr. Itzhaik is a licensed Optician.

Mr. Revach is currently Deputy Mayor of the city of Ramat Gan, Israel, and has held the sports and government relations portfolios in the Ramat Gan municipality,and has served in various positions with the municipality since 2008. Mr. Revach serves as a director of L.L.N IT solutions, a wholly owned subsidiary of the Jewish Agency for Israel and of Biomedico Hadarim Ltd., and has served as a director of the RPG Economic Society and Jewish Experience Company on behalf of the Jewish Agency. Mr. Revach holds an LL.B from the Ono Academic College, Israel, and a B.A. in Management and Economics from the University of Derby.

Term of Office

All of our directors hold office until the next annual meeting of the shareholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Family Relationships

There are no family relationships among any of the Company's directors and officers.

Board Composition and Committees

We do not have a standing nominating, compensation or audit committee. Rather, our full board of directors performs the functions of these committee sand each financial transaction is approved by our officers or board of directors.

Code of Ethics

Our Board of Directors intends to adopt a code of ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. The code will address, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws, confidentiality, trading on inside information, and reporting of violations of the code.

 Involvement in Certain Legal Proceedings

None of our directors, executive officers or control persons has been involved in any of the events prescribed by Item 401(f) of Regulation S-K during the past ten years, including:

1.	any petition under the Federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he or she was a general partner at or within two years before the time of such filing, or any corporation or business association of which he or she was an executive officer at or within two years before the time of such filing;

2.	any conviction in a criminal proceeding or being named a subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him or her from, or otherwise limiting, the following activities:

i.	acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.	engaging in any type of business practice; or

iii.	engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any type of business regulated by the Commodity Futures Trading Commission, securities, investment, insurance or banking activities, or to be associated with persons engaged in any such activity;

5.	being found by a court of competent jurisdiction in a civil action or by the SEC to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	being found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended or vacated;

7.	being subject to, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.	any Federal or State securities or commodities law or regulation; or

ii.	any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.	any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	being subject to, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended December 31, 2021, to our knowledge, all Section 16(a) forms required to be filed with the SEC have not yet been filed.

Item 11. Executive Compensation.

None of the Company's Executive Officers or Directors received any compensation for services to the Company during the years ended December 31, 2020 and December 31, 2021

Employment Agreements

 The Company does not have employment agreements with any of its officers or directors and there are no other employees.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No executive officers received or held pension benefits during the years ended December 31, 2020 and December 31, 2021.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any executive officer during the years ended December 31, 2020 and December 31, 2021for services to the Company.

Grants of Plan-Based Awards

During the years ended December 31, 2020 and December 31, 2021, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2020 or December 31, 2021. No equity awards were made during the years ended December 31, 2020 and December 31, 2021.

Option Exercises and Stock Vested

During the years ended December 31, 2020 and December 31, 2021, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Equity Incentive Plan

We do not have an equity incentive plan. When we adopt an equity incentive plan, the purposes of the proposed equity incentive plan are to attract and retain qualified persons upon whom our sustained progress, growth and profitability depend, to motivate these persons to achieve long-term company goals and to more closely align these persons' interests with those of our other shareholders by providing them with a proprietary interest in our growth and performance. Our executive officers will be eligible to participate in the plan.  We have not determined the number of shares of our common stock to be reserved for issuance under the proposed equity incentive plan.

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2020 and December 31, 2021, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock on December 31, 2021 based on 256,739,363 outstanding shares of common stock, by:

● each person or group known to us to beneficially own 5% or more of our common stock;

● each of our directors and director nominees;

● each of our named executive officers; and

● all of our executive officers and directors as a group.

Unless otherwise indicated below, to our knowledge, all persons listed below have sole voting and investment power with respect to their shares of common stock, except to the extent authority is shared by spouses under applicable law.

Unless otherwise indicated below, each entity or person listed below maintains an address of c/o the Company at: 20 Raul Wallenberg Street, Tel Aviv, Israel.

The following table sets forth, as of December 31, 2021, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

Beneficial Owner	Number of Shares Beneficially Owned	Percent
Medigus Ltd	90,000,000	35%
Amitai Weiss	-	-
Moshe Revach	-	-
Gadi Levin	-	-
Asaf Itzhaik	-	-

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 31, 2021, through the exercise of any stock option, warrant or other right.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

There are no other transactions involving the Company and any of its officers, directors, majority shareholders or other related persons or control persons that require disclosure pursuant to Item 404(d) of Regulation S-K (§ 229.404(d)). We do not have an established policy regarding related transactions.

Director Independence

We do not have a standing nominating, compensation or audit committee. Rather, the board of directors performs the functions of these committees. We do not believe it is necessary for the board of directors to appoint such committees, because the volume of matters that come before the board of directors for consideration is not so substantial that our directors are usually allowed sufficient time and attention to such matters.

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Fuel Doctor Holdings, Inc., 410 Louisiana Street, Vallejo, CA 94590, or by telephone at (647) 558 5564.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2021 and December 31, 2020.

	Year Ended December 31, 2021	Year Ended December 31, 2020

Audit Fees	$17,500	$3,289
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-

Total Audit and Audit-Related Fees	$17,500	$3,289

PART IV

Item 15. Exhibits.

Please see Exhibit List set forth below.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 18st day of April 2022.

FUEL DOCTOR HOLDINGS, INC.

 By: /s/  Amitai Weiss

Amitai Weiss

                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Amitai Weiss	Chief Executive Officer, Director	April 18, 2022

/s/ Asaf Itzhaik	Director	April 18, 2022

/s/ Moshe Revach	Director	April 18, 2022

Fuel Doctor Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Amendment of Articles-Changing Name*
3.3	Restated Certificate of Incorporation*

3.4	Bylaws, as currently*

4.1	Specimen common stock certificate*
21.1	List of Subsidiaries **

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)**

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Dcoument **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Included as an Exhibit to our Registration Statement on Form 10 filed ______
**	Filed herewith