Form 10-Q
period 2022-03-31
FUEL DOCTOR HOLDINGS, INC.
filed 2022-05-11
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

20 Raul Wallenberg Street

Tel Aviv, Israel

(Address of principal executive offices, zip code)

(647)558-5564

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated Filer	(Do not check if a smaller reporting company)	Smaller reporting company	x.
		Emerging Growth	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):

Yes         .No x

As of March 31, 2022 and May 11, 2022, there were 256,739,363 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$1,233	$—
Total current assets	1,233	—

TOTAL ASSETS	$1,233	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$11,396	$18,857
Loan from shareholder	19,980	—

Total current liabilities	31,376	18,857

Total liabilities	$31,376	$18,857

Stockholders’ deficit
Preferred stock, par value $0.0001,
10,000,000 shares authorized, 0 shares issued
and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001,
290,000,000 shares authorized, 256,739,363 shares
issued and outstanding at March 31, 2022 and
December 31, 2021, respectively	25,674	25,674
Additional paid-in capital	1,512,994	1,512,994
Accumulated deficit	(1,568,811)	(1,557,525)

Total stockholders’ deficit	(30,143)	(18,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,233	$—

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three months ended
	March 31,
	2022	2021

Revenues:	$—	$—

Expenses:

Professional and consulting fees	10,000	1,654
General and administrative expense	1,286	1,694
Total operating expenses	11,286	3,348

Operating loss	$(11,286)	$(3,348)

Net loss	$(11,286)	$(3,348)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares
outstanding	256,739,363	36,739,363

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three months ended March 31, 2022
(Unaudited)

	Common stock
	Shares	Par value	Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2020	36,739,363	$3,674	$1,523,746	$(1,539,988)	$(12,568)

Net loss for the three months ended March 31, 2021	—	$—	$—	$(3,348)	$(3,348)

Balance at March 31, 2021	36,739,363	$3,674	$1,523,746	$(1,543,336)	$(15,916)

Common Stock Issuance	220,000,000	$22,000	$(10,752)	$—	$11,248

Net loss for the nine months ended December 31,2021	—	$—	$—	$(14,189)	$(14,189)

Balance at December 31, 2021	256,739,363	$25,674	$1,512,994	$(1,557,525)	$(18,857)

Net loss for the three months ended March 31, 2022	—	$—	$—	$(11,286)	$(11,286)

Balance at March 31, 2022	256,739,363	$25,674	$1,512,994	$(1,568,811)	$(30,143)

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the three months ended
	March 31,
	2022	2021
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(11,286)	$(3,348)
Adjustments to reconcile net loss to net cash
(used) in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(7,461)	(3,222)
Accounts payable - related party	—	6,570
Net cash(used) in operating activities	(18,747)	—

CASH FLOWS FROM FINANCING
Loan from shareholder	19,980	—
Net cash provided by financing activities	19,980	—

Net increase in cash	1,233	—
Cash at beginning of period	—	—

Cash at end of period	$1,233	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Franchise taxes	$—	$—

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL

a.	Fuel Doctor Holdings, Inc. (“Fuel Doctor” or the “Company”) was incorporated in the state of Delaware on March 25, 2008 as Silver Hill Management Services, inc. On August 24, 2011, the Company entered into an Agreement and Plan of Reorganization (the “Plan”) with Fuel Doctor, LLC, a California Limited Liability company. Pursuant to the terms of the Plan, the members of Fuel Doctor, LLC agreed to transfer all of the issued and outstanding limited units in Fuel Doctor, LLC to the Company in exchange for the issuance of an aggregate of 9,367,500 shares of the Company’s stock, thereby causing Fuel Doctor, LLC to become a wholly owned subsidiary of the Company. Immediately following the closing of the Plan, the Company changed its name to Fuel Doctor Holdings, Inc.
b.	The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of March 31, 2022, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

NOTE 2 - UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Basis of Presentation:

The accompanying unaudited condensed financial statements include the accounts of the Company and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”)

Unaudited Interim Financial Information

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on April 18, 2022 (the “2021 Annual Report”).

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

 As of March 31, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – GOING CONCERN

The condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $1,557,525 as of December 31, 2021 and $1,568,811 as of March 31, 2022 and further losses are anticipated in the development of its business. Further, the Company has current liabilities in excess of current assets and has a stockholders’ deficit at December 31, 2021 and March 31, 2022. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

On February 18, 2021, the Company Amended the Articles of Incorporation and increased the number of authorized shares in Fuel Doctor Holdings, Inc. to 300,000,000 with a par value of $0.0001 of which 290,000,000 shares shall be common stock with a par value of $0.0001 and 10,000,000 shares shall be preferred stock with a par value of $0.0001. There were 256,739,363 shares of common stock outstanding at March 31, 2022 and December 31, 2021. There were no shares of preferred stock outstanding at March 31, 2022 and December 31, 2021.

Common Stock:

There were no stock issuances during the three months ended March 31, 2022. See also note 6.

Preferred Stock

As of March 31, 2022 and December 31, 2021 there are no preferences assigned to the preferred stock.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDESNED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

During the three months ended March 31, 2022, the CFO earned $6,000. Amounts owing to the CFO as of March 31, 2022 was $6,000.

During the three months ended March 31, 2021, a previous officer earned $750. Amounts owing to the previous officer as of March 31, 2021 was $2,500.

On March 8, 2022, a shareholder advanced the Company a loan in the amount of $19,980. The loan bears interest at 1% per annum and is repayable at the request of the shareholder.

The Company currently operates out of an office of a related party free of rent.

  FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred through May 11, 2022. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the three months ended March 31, 2022, except as follows:

a.	From April 1, 2022 and through to May 11, 2022, the Company received $110,000 from investors in a private placement to purchase shares of common stock at $0.003 per share. As of the date of this report, no shares of common stock have been issued.

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

From April 1, 2022 and through to May 11, 2022, the Company received $110,000 from investors in a private placement to purchase shares of common stock at $0.003 per share. As of the date of this report, no shares of common stock have been issued.

Employees

As of the date of this Form 10-Q filing, we have no employees.

Results of Operations for the three months ended March 31, 2022 and March 31, 2021

Revenues

We have generated revenues of $0 and $0 for the three months ended March 31, 2022 and March 31, 2021, respectively.

Operating expenses

Operating expenses for the three months ended March 31, 2022 were $11,286 compared with $3,348 for the three months ended March 31, 2021.  The increase in operating expenses in 2022 is as a result of increased activity by the Company to pursue a potential acquisition of a company. Professional fees increased by $8,346, from $1,654 for the three months ended March 31, 2022 to $10,000 for the three months ended March 31, 2022 and general office expenses decreased by $408, from $1,694 for the three months March 31, 2021 to $1,286 for the three months ended March 31, 2022.

Loss from operations

Operating loss before income tax for the three months ended March 31, 2022 was $11,286, an increase of $7,938 for the comparable period of March 31, 2021. This increase was primarily attributable to professional fees, that included accountant and auditor fees.

Net loss

The net loss for the three months ended March 31, 2022 was $11,286, compared to a net loss of $3,348 for the three months ended March 31, 2021. This increase was primarily attributable to professional fees.  The net loss in 2021 was primarily attributable to professional fees.

Liquidity and Capital Resources

As of December 31, 2021 and March 31, 2022, the Company's cash balance was $0 and $1,233, respectively.

As of December 31, 2021 and March 31, 2022, the Company's total assets were $0 and $1,233, respectively.

As of December 31, 2021, the Company had total liabilities of $18,857 that consisted of $18,857 in accounts payable and accrued liabilities. These amounts are non-interest bearing, payable upon demand and unsecured.

As of March 31, 2022, the Company had total liabilities of $31,376, that consisted of $11,396 in accounts payable and accrued liabilities and $19,980 in a loan from shareholder. The loan bears interest at 1% per annum and is repayable at the request of the shareholder.

As of December 31, 2021 and March 31, 2022, the Company has a working capital deficit of $18,857 and $30,143, respectively.

From April 1, 2022 and through to May 11, 2022, the Company received $110,000 from investors in a private placement to purchases shares common stock to be issued at a price of $0.003 per share. As of the date of this report no .shares of common stock have been issued.

Working Capital and Cash Flows

Working Capital	March 31,	March 31,
	2022	2021

Current Assets	$1,233	$—
Current Liabilities	31,376	15,916
Working Capital (deficit)	$(30,143)	$(15,916)

Cash Flows	March 31,	March 31,
	2022	2021

Cash Flows from (used in) Operating Activities	$(18,747)	$—
Cash Flows from (used in) Financing Activities	19,980	—
Net Increase (decrease) in Cash During Period	$1,233	$—

Cash Flows from Operating Activities

During the three months ended March 31, 2022 and March 31, 2021, the Company used $18,747 and $0, respectively, in cash for operating activities.

Cash Flows from Financing Activities

During the three months March 31, 2022 and March 31, 2021, the Company generated $19,980 and $0, respectively, in cash received from financing activities.

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

The Company, as of the date of this filing had $1,233 in cash and has not generated any revenues from operations to date. For the last three months ending March 31, 2022, our operating expenses were $11,286. In the previous two fiscal years our operating expenses were $5,089and $28,785 in the years ended December 31, 2020 and December 31, 2021 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

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

Other Contractual Obligations

As of the year ended December 31, 2021 and the three months ended March 31, 2022, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of March 31, 2022 and as of the date of this filing, May 11, 2022.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s accounting staff.  The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2022 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From April 1, 2022 and through to May 11, 2022, the Company received $110,000 in respect of shares to be issued in respect of a private placement at $0.003 per share.

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

FUEL DOCTOR HOLDINGS, INC.

Date: May 11, 2022	By:	/s/ Amitai Weiss
Name: Amitai Weiss
Title: President Chief Executive Officer
	By:	/s/ Gadi Levin
Name: Gadi Levin
Title: Principal Accounting Officer