Form 10-Q
period 2022-06-30
FUEL DOCTOR HOLDINGS, INC.
filed 2022-08-11
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

Yes         .No x

As of June 30, 2022 and August 11, 2022, there were 256,739,363 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$73,176	$—
Total current assets	73,176	—

TOTAL ASSETS	$73,176	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$4,000	$18,857
Accounts payable - related party	3,524	—
Advanced Subscription Agreement	110,000	—
Total current liabilities	117,524	18,857

Total liabilities	$117,524	$18,857

Stockholders’ deficit
Preferred stock, par value $0.0001,
10,000,000 shares authorized, 0 shares issued
and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001,
290,000,000 shares authorized, 256,739,363 shares
issued and outstanding at June 30, 2022 and
December 31, 2021, respectively	25,674	25,674
Additional paid-in capital	1,512,994	1,512,994
Accumulated deficit	(1,583,016)	(1,557,525)

Total stockholders’ deficit	(44,348)	(18,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$73,176	$—

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Six months ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021

Revenues:	$—	$—	$—	$—

Expenses:

Professional and consulting fees	12,400	1,540	22,400	3,194
General and administrative expense	1,751	1,483	3,037	3,177
Total operating expenses	14,151	3,023	25,437	6,371

Operating loss	$(14,151)	$(3,023)	$(25,437)	$(6,371)

Financial expenses	(54)	—	(54)	—

Net loss	$(14,205)	$(3,023)	$(25,491)	$(6,371)

Basic and diluted loss per common share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	256,739,383	36,739,363	256,739,383	36,739,363

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and six months ended June 30, 2022
(Unaudited)

	Common stock
	Shares	Par value	Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2020	36,739,363	$3,674	$1,523,746	$(1,539,988)	$(12,568)

Net loss for the six months ended June 30, 2021	—	—	—	(6,371)	(6,371)

Balance at June 30, 2021	36,739,363	$3,674	$1,523,746	$(1,546,359)	$(18,939)

Common stock issuance	220,000,000	22,000	(10,752)	—	11,248

Net loss for the six months ended December 31,2021	—	—	—	(11,166)	(11,166)

Balance at December 31, 2021	256,739,363	$25,674	$1,512,994	$(1,557,525)	$(18,857)

Net loss for the six months ended June 30, 2022	—	—	—	(25,491)	(25,491)

Balance at June 30, 2022	256,739,363	$25,674	$1,512,994	$(1,583,016)	$(44,348)

	Common stock
	Shares	Par value	Additional paid-in capital	Accumulated deficit	Total stockholders' equity (deficit)
Balance at April 1, 2021	36,739,363	$3,674	$1,523,746	$(1,543,336)	$(15,916)

Net loss for the three months ended June 30, 2021	—	—	—	(3,023)	(3,023)

Balance at June 30, 2021	36,739,363	$3,674	$1,523,746	$(1,546,359)	$(18,939)

Balance at April 1, 2022	256,739,363	$25,674	$1,512,994	$(1,568,811)	$(30,143)

Net loss for the three months ended June 30, 2022	—	—	—	(14,205)	(14,205)

Balance at June 30, 2022	256,739,363	$25,674	$1,512,994	$(1,583,016)	$(44,348)

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the six months ended
	June 30,
	2022	2021
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(25,491)	$(6,371)
Adjustments to reconcile net loss to net cash
(used) in operating activities:
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(14,857)	(2,749)
Accounts payable - related party	(3,524)	9,120
Advanced Subscription Agreement	110,000	—
Net cash(used) in operating activities	73,176	—

Net increase in cash	73,176	—
Cash at beginning of period	—	—

Cash at end of period	$73,176	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Franchise taxes	$—	$—

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL

a.	Fuel Doctor Holdings, Inc. (“Fuel Doctor” or the “Company”) was incorporated in the state of Delaware on March 25, 2008 as Silver Hill Management Services, inc. On August 24, 2011, the Company entered into an Agreement and Plan of Reorganization (the “Plan”) with Fuel Doctor, LLC, a California Limited Liability company. Pursuant to the terms of the Plan, the members of Fuel Doctor, LLC agreed to transfer all of the issued and outstanding limited units in Fuel Doctor, LLC to the Company in exchange for the issuance of an aggregate of 9,367,500 shares of the Company’s stock, thereby causing Fuel Doctor, LLC to become a wholly owned subsidiary of the Company. Immediately following the closing of the Plan, the Company changed its name to Fuel Doctor Holdings, Inc.

b.	The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of June 30, 2022, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the six months ended June 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

As of June 30, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – GOING CONCERN

The condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $1,557,525 as of December 31, 2021 and $1,583,016 as of June 30, 2022 and further losses are anticipated in the development of its business. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

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

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDESNED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

On February 18, 2021, the Company Amended the Articles of Incorporation and increased the number of authorized shares in Fuel Doctor Holdings, Inc. to 300,000,000 with a par value of $0.0001 of which 290,000,000 shares shall be common stock with a par value of $0.0001 and 10,000,000 shares shall be preferred stock with a par value of $0.0001. There were 256,739,363 shares of common stock outstanding at June 30, 2022 and December 31, 2021. There were no shares of preferred stock outstanding at June 30, 2022 and December 31, 2021.

Common Stock:

There were no stock issuances during the six months ended June 30, 2022.

From April 1, 2022 and through to June 30, 2022, the Company received $110,000 from investors to purchase shares of common stock in a proposed private placement of up to $270,000 to be issued at a price of $0.003 per share. As of the date of this filing the Company has not issued any shares of common stock related to this financing as such, the amount received has been recorded as a current liability in the accompanying balance sheet. The Company is in the process of amending the Articles to increase the number of authorized shares of the Company in order to facilitate the issuance of the shares, as such, the amount received has been recorded in current liabilities.

Preferred Stock:

As of June 30, 2022 and December 31, 2021 there are no preferences assigned to the preferred stock.

  FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

During the six months ended June 30, 2022, the CFO earned $15,000. Amounts owing to the CFO as of June 30, 2022 was $3,524.

During the six months ended June 30, 2021, a previous officer earned $1,500. Amounts owing to the previous officer as of June 30, 2021 was $11,748.

On March 8, 2022, a shareholder advanced the Company a loan in the amount of $19,980. The loan bears interest at 1% per annum and is repayable at the request of the shareholder. The loan was repaid on May 16, 2022.

The Company currently operates out of an office of a related party free of rent.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred through August 11, 2022. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the six months ended June 30, 2022, except as follows:

a.	From July 1, 2022 and through to August 11, 2022, the Company received an additional $50,000 from investors to purchase shares of common stock in a proposed private placement of up to $270,000 to be issued at a price of $0.003 per share. (See Note 4)

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

On January 6, 2022, Amitay Weiss, Asaf Itzhaik and Moshe Revach were appointed to fill existing vacancies on the Company’s Board of Directors in accordance with the written consent of majority of directors dated January 6, 2022. None of the newly appointed Directors had a prior relationship with the Company. In addition, on January 6, 2022, Amitay Weiss was appointed as the Chief Executive Officer of the Company and on January 26, 2022, Gadi Levin was appointed Chief Financial Officer of the Company.

On January 7, 2022, Deanna Johnson resigned as an officer and as a director of the Company.

From April 1, 2022 and through to August 11, 2022, the Company received $160,000 from investors in a proposed private placement of up to $270,000 to purchase shares of common stock to be issued at a price of $0.003 per share. As of the date of this filing the Company has not issued any shares of common stock related to this financing as such, the amount received has been recorded as a current liability in the accompanying balance sheet. The Company is in the process of amending the Articles to increase the number of authorized shares of the Company in order to facilitate the issuance of the shares

Employees

As of the date of this Form 10-Q filing, we have no employees.

Results of Operations for the three months ended June 30, 2022 and June 30, 2021

Revenues

We have generated revenues of $0 and $0 for the three months ended June 30, 2022 and June 30, 2021, respectively.

Operating expenses

Operating expenses for the three months ended June 30, 2022 were $14,151 compared with $3,023 for the three months ended June 30, 2021.  The increase in operating expenses in 2022 is as a result of an increase in professional fees related to increased activity by the Company to pursue a potential acquisition of a company. Professional fees increased by $10,860, from $1,540 for the three months ended June 30, 2021 to $12,400 for the three months ended June 30, 2022 and general office expenses increased by $268, from $1,483 for the three months June 30, 2021 to $1,751 for the three months ended June 30, 2022.

Net loss

The net loss for the three months ended June 30, 2022 was $14,205, compared to a net loss of $3,023 for the three months ended June 30, 2021. This increase was primarily attributable to an increase in professional fees related to an increase in activity by the Company to pursue a potential acquisition of a company.  The net loss in 2021 was primarily attributable to professional fees.

Results of Operations for the six months ended June 30, 2022 and June 30, 2021

Revenues

We have generated revenues of $0 and $0 for the six months ended June 30, 2022 and June 30, 2021, respectively.

Operating expenses

Operating expenses for the six months ended June 30, 2022 were $25,437 compared with $6,371 for the six months ended June 30, 2021.  The increase in operating expenses in 2022 is as a result of an increase in professional fees related to increased activity by the Company to pursue a potential acquisition of a company. Professional fees increased by $19,206, from $3,194 for the six months ended June 30, 2021 to $22,400 for the six months ended June 30, 2022 and general office expenses decreased by $140, from $3,177 for the six months June 30, 2021 to $3,037 for the six months ended June 30, 2022.

Net loss

The net loss for the six months ended June 30, 2022 was $25,491, compared to a net loss of $6,371 for the six months ended June 30, 2021. This increase was primarily attributable to an increase in professional fees related to increased activity by the Company to pursue a potential acquisition of a company.  The net loss in 2021 was primarily attributable to professional fees.

Liquidity and Capital Resources

As of December 31, 2021 and June 30, 2022, the Company's cash balance was $0 and $73,176, respectively.

As of December 31, 2021 and June 30, 2022, the Company's total assets were $0 and $73,176, respectively.

As of December 31, 2021, the Company had total liabilities of $18,857 that consisted of $18,857 in accounts payable and accrued liabilities. These amounts are non-interest bearing, payable upon demand and unsecured.

As of June 30, 2022, the Company had total liabilities of $4,000 in accounts payable and accrued liabilities, $3,524 in accounts payable related party and $110,000 in receipt on account of shares.

As of December 31, 2021 and June 30, 2022, the Company had working capital of $(18,857) and $(44,348), respectively.

From April 1, 2022 and through to August 11, 2022, the Company received $160,000 from investors to purchases shares common stock in a private placement to be issued at a price of $0.003 per share. The Company is in the process of amending the Articles to increase the number of authorized shares of the Company in order to facilitate the issuance of the shares, as such, the amount received has been recorded in currently liabilities.

Working Capital and Cash Flows

Working Capital	June 30,	June 30,
	2022	2021

Current Assets	$73,176	$—
Current Liabilities	117,524	18,939
Working deficit	$(44,348)	$(18,939)

Cash Flows	June 30,	June 30,
	2022	2021

Cash Flows used in Operating Activities	$73,176	$—
Cash Flows from Financing Activities	—	—
Net Increase in Cash During Period	$73,176	$—

Cash Flows from Operating Activities

During the six months ended June 30, 2022 and June 30, 2021, the Company generated $73,176 and $0, respectively, in cash for operating activities. The primary reason was due to the receipt of $110,000 during the period in respect of shares to be issued in a private placement that has not been completed.

Cash Flows from Financing Activities

During the six months June 30, 2022 and June 30, 2021, the Company generated $0 and $0, respectively, in cash received from financing activities.

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

The Company, as of the date of this filing had $116,000 in cash and has not generated any revenues from operations to date. For the six months ending June 30, 2022 and June 30, 2021, our operating expenses were $25,437and $6,371, respectively. In the previous two fiscal years our operating expenses were $5,089 and $28,785 for the years ended December 31, 2020 and December 31, 2021 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

 The Company continues to rely on borrowings and financings either arranged by the Company’s President or through entities controlled by the President. In the next 12 months we expect to incur expenses equal to approximately $75,000 related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to locating merger candidates. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Our officers and directors are in preliminary contact or discussions with representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Other Contractual Obligations

As of the year ended December 31, 2021 and the six months ended June 30, 2022, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of June 30, 2022 and as of the date of this filing, August 11, 2022.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended June 30, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended June 30, 2022 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From April 1, 2022 and through to August 11, 2022, the Company received $160,000 in respect of shares to be issued in respect of a private placement at $0.003 per share. The Company is in the process of amending the Articles to increase the number of authorized shares of the Company in order to facilitate the issuance of the shares, as such, the amount received has been recorded in current liabilities.

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

FUEL DOCTOR HOLDINGS, INC.

Date: August 11, 2022	By:	/s/ Amitay Weiss
Name: Amitay Weiss
Title: President Chief Executive Officer
	By:	/s/ Gadi Levin
Name: Gadi Levin
Title: Principal Accounting Officer