Form 10-Q
period 2022-09-30
FUEL DOCTOR HOLDINGS, INC.
filed 2022-11-07
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

   X .QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Yes         .No x

As of September 30, 2022 and November 7, 2022, there were 256,739,363 shares of common stock, $0.0001 par value per share, outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1:   FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC.
CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash	$108,950	$—
Total current assets	108,950	—

TOTAL ASSETS	$108,950	$—

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$27,400	$18,857
Accounts payable - related party	3,000	—
Advanced Subscription Agreement	160,000	—
Total current liabilities	190,400	18,857

Total liabilities	$190,400	$18,857

Stockholders’ deficit
Preferred stock, par value $0.0001,
10,000,000 shares authorized, 0 shares issued
and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001,
290,000,000 shares authorized, 256,739,363 shares
issued and outstanding at September 30, 2022 and
December 31, 2021, respectively	25,674	25,674
Additional paid-in capital	1,512,994	1,512,994
Accumulated deficit	(1,620,118)	(1,557,525)

Total stockholders’ deficit	(81,450)	(18,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$108,950	$—

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC. CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021

Revenues	$—	$—	$—	$—

Expenses:

Professional and consulting fees	36,400	1,640	58,800	4,834
General and administrative expense	702	1,197	3,739	4,374
Total operating expenses	37,102	2,837	62,539	9,208

Operating loss	$(37,102)	$(2,837)	$(62,539)	$(9,208)

Financial expenses	—	—	(54)	—

Net loss	$(37,102)	$(2,837)	$(62,593)	$(9,208)

Basic and diluted loss per common share	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted average common shares outstanding	256,739,383	242,233,868	256,739,383	105,489,363

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.
CONDENSED STATEMENTS OF STOCKHOLDERS' DEFICIT
For the three and nine months ended September 30, 2022
(Unaudited)

	Common stock
	Shares	Par value	Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
Balance at December 31, 2020	36,739,363	$3,674	$1,523,746	$(1,539,988)	$(12,568)

Common stock issued in exchange for debt forgiveness	220,000,000	22,000	(10,752)	—	11,248

Net loss for the nine months ended September 30, 2021	—	—	—	(9,208)	(9,208)

Balance at September 30, 2021	256,739,363	$25,674	$1,512,994	$(1,549,196)	$(10,528)

Balance at December 31, 2021	256,739,363	$25,674	$1,512,994	$(1,557,525)	$(18,857)

Net loss for the nine months ended September 30, 2022	—	—	—	(62,593)	(62,593)

Balance at September 30, 2022	256,739,363	$25,674	$1,512,994	$(1,620,118)	$(81,450)

	Common stock
	Shares	Par value	Additional paid-in capital	Accumulated deficit	Total stockholders' deficit
Balance at July 1, 2021	36,739,363	$3,674	$1,523,746	$(1,546,359)	$(18,939)

Common stock issued in exchange for debt forgiveness	220,000,000	22,000	(10,752)	—	11,248

Net loss for the three months ended September 30, 2021	—	—	—	(2,837)	(2,837)

Balance at September 30, 2021	256,739,363	$25,674	$1,512,994	$(1,549,196)	$(10,528)

Balance at July 1, 2022	256,739,363	$25,674	$1,512,994	$(1,583,016)	$(44,348)

Net loss for the three months ended September 30, 2022	—	—	—	(37,102)	(37,102)

Balance at September 30, 2022	256,739,363	$25,674	$1,512,994	$(1,620,118)	$(81,450)

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the nine months ended
	September 30,
	2022	2021
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(62,593)	$(9,208)
Adjustments to reconcile net loss to net cash
(used) in operating activities:
Gain of debt forgiveness	—	11,248
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	8,543	(3,780)
Accounts payable - related party	3,000	1,740
Net cash provided by operating activities	(51,050)	—

CASH FLOWS FROM FINANCING
ACTIVITIES:
Advanced Subscription Agreement	160,000	—
Net cash provided by financing activities	160,000	—

Net increase in cash	108,950	—
Cash at beginning of period	—	—

Cash at end of period	$108,950	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Issuance of 220,000,000 shares of common stock in exchange for debt forgiveness	$—	$22,000
Interest	$—	$—
Franchise taxes	$—	$—

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 1 – GENERAL

a.	Fuel Doctor Holdings, Inc. (“Fuel Doctor” or the “Company”) was incorporated in the state of Delaware on March 25, 2008 as Silver Hill Management Services, inc. On August 24, 2011, the Company entered into an Agreement and Plan of Reorganization (the “Plan”) with Fuel Doctor, LLC, a California Limited Liability company. Pursuant to the terms of the Plan, the members of Fuel Doctor, LLC agreed to transfer all of the issued and outstanding limited units in Fuel Doctor, LLC to the Company in exchange for the issuance of an aggregate of 9,367,500 shares of the Company’s stock, thereby causing Fuel Doctor, LLC to become a wholly owned subsidiary of the Company. Immediately following the closing of the Plan, the Company changed its name to Fuel Doctor Holdings, Inc.

b.	The COVID-19 pandemic, which originated in China in late 2019, has since spread across the globe and affected the economic condition of most, if not all, countries, including the United States, Israel and many countries in Europe. On March 11, 2020, the World Health Organization declared the outbreak a pandemic. While COVID-19 is still spreading and the final implications of the pandemic are difficult to estimate at this stage, it is clear that it has affected the lives of a large portion of the global population. As of September 30, 2022, the pandemic has caused repeated states of emergency to be declared in various countries, ongoing and extended travel restrictions have been imposed for several months, strict quarantines rules have been established and maintained for an extended period of time in a plethora of jurisdictions and various institutions and companies have been closed and rendered bankrupt. The Company is actively monitoring the pandemic and is taking any necessary measures to respond to the situation in cooperation with the various stakeholders. Due to the uncertainty surrounding the COVID-19 pandemic, the Company will continue to assess the situation, including government-imposed restrictions, market by market. It is not possible at this time to estimate the full impact that the COVID-19 pandemic could have on the Company’s business, the continued spread of COVID-19, and any additional measures taken by governments, health officials or by the Company in response to such spread, could have on the Company’s business, results of operations and financial condition. The COVID-19 pandemic and mitigation measures have also negatively impacted global economic conditions, which, in turn, could adversely affect the Company’s business, results of operations and financial condition. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity, longevity and impact of the COVID-19 pandemic on economic activity.

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

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the nine months ended September 30, 2022 are not necessarily indicative of the results for the year ending December 31, 2022, or for any future period.

As of September 30, 2022, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2021 Annual Report.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 3 – GOING CONCERN

The condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $1,557,525 as of December 31, 2021 and $1,620,118 as of September 30, 2022 and further losses are anticipated in the development of its business. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

On February 18, 2021, the Company amended the Articles of Incorporation (“Articles”) and increased the number of authorized shares in Fuel Doctor Holdings, Inc. to 300,000,000 with a par value of $0.0001 of which 290,000,000 shares shall be common stock with a par value of $0.0001 and 10,000,000 shares shall be preferred stock with a par value of $0.0001. There were 256,739,363 shares of common stock outstanding at September 30, 2022 and December 31, 2021. There were no shares of preferred stock outstanding at September 30, 2022 and December 31, 2021.

Common Stock:

There were no stock issuances during the nine months ended September 30, 2022.

From April 1, 2022 and through to September 30, 2022, the Company received $160,000 from investors to purchase shares of common stock in a proposed private placement of up to $270,000 to be issued at a price of $0.003 per share. As of the date of this filing the Company has not issued any shares of common stock related to this financing as such, the amount received has been recorded as a current liability in the accompanying balance sheet. The Company is in the process of amending the Articles to increase the number of authorized shares of the Company in order to facilitate the issuance of the shares.

Preferred Stock

As of September 30, 2022 and December 31, 2021 there are no preferences assigned to the preferred stock.

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

During the nine months ended September 30, 2022, the outsourced CFO earned $24,000 in connection with CFO consulting fees. Amounts owing to the CFO as of September 30, 2022 was $3,000.

During the nine months ended September 30, 2021, a previous officer earned $3,600. Amounts owing to the previous officer as of September 30, 2021 was $9,368.

On March 8, 2022, a shareholder advanced the Company a loan in the amount of $19,980. The loan bears interest at 1% per annum and is repayable at the request of the shareholder. The loan was repaid on May 16, 2022.

The Company currently operates out of an office of a related party free of rent.

NOTE 6 - SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred through November 7, 2022. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the nine months ended September 30, 2022.

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

From April 1, 2022 and through to September 30, 2022, the Company received $160,000 from investors in a proposed private placement of up to $270,000 to purchase shares of common stock to be issued at a price of $0.003 per share. As of the date of this filing the Company has not issued any shares of common stock related to this financing as such, the amount received has been recorded as a current liability in the accompanying balance sheet. The Company is in the process of amending the Articles to increase the number of authorized shares of the Company in order to facilitate the issuance of the shares

Employees

As of the date of this Form 10-Q filing, we have no employees.

Results of Operations for the three months ended September 30, 2022 and September 30, 2021

Revenues

We have generated revenues of $0 and $0 for the three months ended September 30, 2022 and September 30, 2021, respectively.

Operating expenses

Operating expenses for the three months ended September 30, 2022 were $37,102 compared with $2,837 for the three months ended September 30, 2021.  The increase in operating expenses in 2022 is as a result of an increase in professional fees related to increased activity by the Company to pursue a potential acquisition of a company. Professional fees increased by $34,760, from $1,640 for the three months ended September 30, 2021 to $36,400 for the three months ended September 30, 2022 and general office expenses decreased by $495, from $1,197 for the three months September 30, 2021 to $702 for the three months ended September 30, 2022.

Net loss

The net loss for the three months ended September 30, 2022 was $37,102, compared to a net loss of $2,837 for the three months ended September 30, 2021. This increase was primarily attributable to an increase in professional fees related to an increase in activity by the Company to pursue a potential acquisition of a company.  The net loss in 2021 was primarily attributable to professional fees.

Results of Operations for the nine months ended September 30, 2022 and September 30, 2021

Revenues

We have generated revenues of $0 and $0 for the nine months ended September 30, 2022 and September 30, 2021, respectively.

Operating expenses

Operating expenses for the nine months ended September 30, 2022 were $62,539 compared with $9,208 for the nine months ended September 30, 2021.  The increase in operating expenses in 2022 is as a result of an increase in professional fees related to increased activity by the Company to pursue a potential acquisition of a company. Professional fees increased by $53,966, from $4,834 for the nine months ended September 30, 2021 to $58,800 for the nine months ended September 30, 2022 and general office expenses decreased by $635, from $4,374 for the nine months September 30, 2021 to $3,739 for the nine months ended September 30, 2022.

Net loss

The net loss for the nine months ended September 30, 2022 was $62,593, compared to a net loss of $9,208 for the nine months ended September 30, 2021. This increase was primarily attributable to an increase in professional fees related to increased activity by the Company to pursue a potential acquisition of a company.  The net loss in 2021 was primarily attributable to professional fees.

Liquidity and Capital Resources

As of December 31, 2021 and September 30, 2022, the Company's cash balance was $0 and $108,950, respectively.

As of December 31, 2021 and September 30, 2022, the Company's total assets were $0 and $108,950, respectively.

As of December 31, 2021, the Company had total liabilities of $18,857 that consisted of $18,857 in accounts payable and accrued liabilities. These amounts are non-interest bearing, payable upon demand and unsecured.

As of September 30, 2022, the Company had total liabilities of $27,400 in accounts payable and accrued liabilities, $3,000 in accounts payable related party and $160,000 in receipt on account of shares.

As of December 31, 2021 and September 30, 2022, the Company had negative working capital of $(18,857) and $(81,450), respectively.

From April 1, 2022 and through to September 30, 2022, the Company received $160,000 from investors in a proposed private placement of up to $270,000 to purchase shares of common stock to be issued at a price of $0.003 per share. The Company is in the process of amending the Articles to increase the number of authorized shares of the Company in order to facilitate the issuance of the shares, as such, the amount received has been recorded in current liabilities.

Working Capital and Cash Flows

Working Capital	September 30,	September 30,
	2022	2021

Current Assets	$108,950	$—
Current Liabilities	190,400	10,528
Working deficit	$(81,450)	$(10,528)

Cash Flows	September 30,	September 30,
	2022	2021

Cash Flows used in Operating Activities	$(51,050)	$—
Cash Flows from Financing Activities	160,000	—
Net Increase in Cash During Period	$108,950	$—

Cash Flows from Operating Activities

During the nine months ended September 30, 2022 and September 30, 2021, the Company used $(51,050) and $0, respectively, in cash for operating activities.

Cash Flows from Financing Activities

During the nine months September 30, 2022 and September 30, 2021, the Company generated $160,000 and $0, respectively, in cash received from financing activities. The reason was due to the receipt of $160,000 during the period in respect of shares to be issued in a private placement that has not been completed.

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

The Company, as of the date of this filing had $116,000 in cash and has not generated any revenues from operations to date. For the nine months ending September 30, 2022 and September 30, 2021, our operating expenses were $62,539 and $9,208, respectively. In the previous two fiscal years our operating expenses were $5,089 and $28,785 for the years ended December 31, 2020 and December 31, 2021 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

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

Our officers and directors are in preliminary contact and/or discussions with representative of any other entity regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

We have not established a specific timeline nor have we created a specific plan to identify an acquisition target and consummate a business combination. We expect that our management and the Company, through its various contacts and affiliations with other entities will locate a business combination target. We expect that funds in the amount of approximately $75,000 will be required in order for the Company to satisfy its Exchange Act reporting requirements during the next 12 months, in addition to any other funds that will be required in order to complete a business combination. Such funds can only be estimated upon identifying a business combination target. Our management and stockholders have indicated an intent to advance funds on behalf of the Company as needed in order to accomplish its business plan and comply with its Exchange Act reporting requirements, however, there are no agreements in effect between the Company and our management or stockholders specifically requiring they provide any funds to the Company. Therefore, there are no assurances that the Company will be able to obtain the required financing as needed in order to consummate a business combination transaction.

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

Other Contractual Obligations

As of the year ended December 31, 2021 and the nine months ended September 30, 2022, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms and (ii) accumulated and communicated to the issuer's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of September 30, 2022 and as of the date of this filing, November 7, 2022.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended September 30, 2022 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended September 30, 2022 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

From April 1, 2022 and through to November 7, 2022, the Company received $160,000 in respect of shares to be issued in respect of a private placement at $0.003 per share. The Company is in the process of amending the Articles to increase the number of authorized shares of the Company in order to facilitate the issuance of the shares, as such, the amount received has been recorded in currently liabilities.

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

FUEL DOCTOR HOLDINGS, INC.

Date: November 7 2022	By:	/s/ Amitay Weiss
Name: Amitay Weiss
Title: President Chief Executive Officer
	By:	/s/ Gadi Levin
Name: Gadi Levin
Title: Principal Accounting Officer