Form 10-K
period 2022-12-31
FUEL DOCTOR HOLDINGS, INC.
filed 2023-02-22
CIK 1459188

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

For the fiscal year ended December 31, 2022

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

Yes ☒   No

The aggregate market value of the registrant's Common Stock held by non-affiliates was $43,772,394, based on the price of $0.198 per share of Common Stock on December 31, 2022.  Shares of Common Stock known by the registrant to be beneficially owned as of December 31, 2022, by the registrant's directors and the registrant's executive officers subject to Section 16 of the Securities Exchange Act of 1934 are not included in the computation. The registrant, however, has made no determination that such persons are "affiliates" within the meaning of Rule 12b-2 under the Securities Exchange Act of 1934.

At February 21, 2023 there were 314,406,030 shares of the registrant's Common Stock issued and outstanding.

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

On March 11, 2022, Medigus Ltd, an Israeli company traded on NASDAQ (“Medigus”), Charging Robotics Ltd, a wholly owned subsidiary of Medigus (“Charging Robotics”) and the Company signed a non-binding letter of intent for a planned securities exchange agreement with the Company. The transaction, if executed, will result in Charging Robotics becoming a wholly owned subsidiary of the Company, and in exchange, Medigus will receive 80% of the issued and outstanding share capital of the Company. Upon closing, Medigus will appoint nominees as officers and directors of the Company. As of the closing, the Company shall have net cash in an amount of no less than $1.0 million, excluding the Company’s expenses in connection with the contemplated transaction.

Charging Robotics is a pre-revenue start-up Israeli private company and has set out to change the way electric vehicles are charged. They are developing a robotic platform for charging vehicles in a wireless and automatic manner. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer energy wirelessly from the robot to the vehicle. The robotic platform is small enough to fit under the vehicle, it automatically positions itself for maximum efficiency charging and returns to its docking station at the end of the charging operation.

On January 26, 2023, the Company granted Charging Robotics a loan in the amount of $75,000 (“Loan”). The Loan bears interest at 5% per annum and is repayable at any time by Charging Robotics through to December 31, 2023.

From April 1, 2022 and through to December 31, 2022, the Company received $173,000 from investors to purchase shares of common stock in a proposed private placement of up to $270,000 at a price of $0.003 per share. On December 29, 2022 the Company issued 57,666,667 shares in respect of this offering.

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

The following table sets forth, for the periods indicated, the high and low closing sales prices of our common stock (where the end of the quarter was on a weekend or holiday and in cases where there was otherwise no trading activity, the high and low prices nearest and prior to the date have been used):

FISCAL YEAR ENDED DECEMBER 31, 2021:	HIGH	LOW
March 31, 2021	$0.120	$0.017
June 30, 2021	$0.139	$0.031
September 30, 2021	$0.100	$0.046
December 31, 2021	$0.140	$0.068

FISCAL YEAR ENDED DECEMBER 31, 2022:
March 31, 2022	$0.488	$0.130
June 30, 2022	$0.480	$0.251
September 30, 2022	$0.370	$0.274
December 31, 2022	$0.339	$0.198

(b) Holders

As of December 31, 2022, there were approximately 128 holders of record of our common stock, not including holders who hold their shares in street name and as of the same date 2.876.817 shares are held in “street name,” largely from the Company’s initial registration.

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

The Company did not generate any revenue in the year ended December 31, 2022. It is unlikely the Company will have any revenues until it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. The Company’s plan of operation is to continue its efforts to locate suitable acquisition candidates. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

From April 1, 2022 and through to December 31, 2022, the Company received $173,000 from investors to purchase shares of common stock in a private placement of up to $270,000 at a price of $0.003 per share. On December 29, 2022 the Company issued 57,666,667 shares in respect of this offering.

Results of Operations

Working Capital	December 31	December 31
	2022	2021

Current Assets	$107,064	$—
Current Liabilities	55,144	18,857
Working Capital (Deficit)	$51,920	$(18,857)

Cash Flows	December 31	December 31
	2022	2021

Cash Flows (used in) Operating Activities	$(65,936)	$—
Cash Flows from Financing Activities	173,000	—
Net Increase in Cash During Year	$107,064	$—

Years Ended December 31, 2022 compared to Year Ended December 31, 2021

Revenues

We have generated revenues of $0 and $0 for the years ended December 31, 2022 and 2021, respectively.

Operating and Administrative Expenses

Operating expenses for the year ended December 31, 2022 were $102,169 compared with $28,785 for the year ended December 31, 2021.  The increase in operating expenses were attributable to an increase in legal and other consulting fees incurred in finding eligible portfolio companies to acquire.

During the year ended December 31, 2022, the Company recorded a net loss of $102,223, compared with net loss of $17,537 for the year ended December 31, 2021.

Liquidity and Capital Resources

As of December 31, 2022, the Company’s cash balance was $107,064 compared to cash balance of $0 as of December 31, 2021. As of December 31, 2022, the Company’s total assets were $107,064 compared to total assets of $0 as of December 31, 2021.

As of December 31, 2022, the Company had total liabilities of $55,144 compared with total liabilities of $18,857 as of December 31, 2021. The increase in total liabilities is primarily attributed to an increase in accounts payable and accrued liabilities from $18,857 as of December 31, 2021 to $52,144 as of December 31, 2022.

As of December 31, 2022, the Company has a working capital of $51,920 compared with working capital deficit of $18,857 at December 31, 2021 with the increase in the working capital is attributed to an increase in cash from $0 as of December 31, 2021 to $107,064 as of December 31, 2022, off-set by the increase in liabilities of $18,857 as of December 31, 2021 to $55,144 as of December 31, 2022.

Cashflows from Operating Activities

During the year ended December 31, 2022, the Company used $65,936 for operating activities, compared to $0 during the year ended December 31, 2021. The increase in case used is in line with the increase operating activities of the company.

Cashflows from Financing Activities

During the year ended December 31, 2022, the cash provided by financing activities was $173,000, compared to $0 for the year ended December 31, 2021. The amount in 2022 relates to a private placement that was completed during the year.

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

The Company, as of the date of this filing had approximately $12 thousand in cash and has not earned any revenues from operations to date. Operating expenses were $102,169 and $28,785 in the years ended December 31, 2022 and December 31, 2021, respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

The Company continues to rely on borrowings and financings. In the next 12 months we expect to incur expenses equal to approximately $100,000 related to legal, accounting, audit, and other professional service fees. The costs related to the acquisition of a business combination target company vary widely and are dependent on a variety of factors including, but not limited to, the amount of time it takes to complete a business combination, the location of the target company, the size and complexity of the business of the target company, whether stockholders of the Company prior to the transaction will retain equity in the Company, the scope of the due diligence investigation required, the involvement of the Company’s auditors in the transaction, possible changes in the Company’s capital structure in connection with the transaction, and whether funds may be raised contemporaneously with the transaction. Therefore, we believe such costs are unascertainable until the Company identifies a business combination target. These conditions raise substantial doubt about our ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations.

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

Other Contractual Obligations

As of the years December 31, 2022 and December 31, 2021, we did not have any contractual obligations.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable to smaller reporting companies.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Fuel Doctor Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Fuel Doctor Holdings, Inc. (the “Company”) as of December 31, 2022 and December 31, 2021 and the related statements of operations, stockholders’ deficit, and cash flows for the two years then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, based on its projections, the Company anticipates that during 2023, it will not have sufficient capital. Furthermore, the Company’s losses from operations and working capital deficiency raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Liebman Goldberg & Hymowitz, LLP

We have served as the Company’s auditor since
February 8, 2022

Garden City, New York

February 21, 2023

FUEL DOCTOR HOLDINGS, INC.
BALANCE SHEETS

	December 31, 2022	December 31, 2021
ASSETS
Current assets	$107,064	$—
Total current assets	107,064	—

TOTAL ASSETS	$107,064	$—

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$52,144	$18,857
Accounts payable - related party	3,000	—
Total current liabilities	55,144	18,857

Total liabilities	55,144	18,857

Stockholders’ equity (deficit)
Preferred stock, par value $0.0001,
10,000,000 shares authorized; 0 shares issued
and outstanding at December 31, 2022 and December 31, 2021	—	—
Common stock, par value $0.0001,
2,990,000,000 shares authorized; 314,406,030 shares issued
and outstanding at December 31, 2022 and 256,739,363
issued and outstanding at December 31, 2021	31,441	25,674
Additional paid-in capital	1,680,227	1,512,994
Accumulated deficit	(1,659,748)	(1,557,525)

Total stockholders’ equity (deficit)	51,920	(18,857)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$107,064	$—

The accompanying notes are an integral part of these audited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
	2022	2021

Revenues:	$—	$—

Operating expenses:
General and administrative expenses	6,869	5,496
Professional fees	95,300	23,289
Total operating expenses	102,169	28,785

Operating loss	(102,169)	(28,785)

Financial expenses	(54)	—

Other income:
Gain on debt forgiveness	—	11,248

Net loss	$(102,223)	$(17,537)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average common shares
outstanding	257,055,345	143,424,295

The accompanying notes are an integral part of these audited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock
	Common Stock Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity (Deficit)
Balance at December 31, 2020	36,739,363	$3,674	$1,523,746	$(1,539,988)	$(12,568)

Common stock issued in exchange for debt forgiveness	220,000,000	22,000	(10,752)	—	11,248

Net loss	—	—	—	(17,537)	(17,537)

Balance at December 31, 2021	256,739,363	$25,674	$1,512,994	$(1,557,525)	$(18,857))

Sale of common stock to investors	57,666,667	5,767	167,233	—	173,000

Net loss	—	—	—	(102,223)	(102,223)

Balance at December 31, 2022	314,406,030	$31,441	$1,680,227	$(1,659,748)	$51,920

The accompanying notes are an integral part of these audited financial statements

FUEL DOCTOR HOLDINGS, INC.
STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
	2022	2021
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss	$(102,223)	$(17,537)

Adjustments to reconcile net loss to net cash
used in operating activities:
Gain of debt forgiveness	—	11,248
Changes In:
Increase in accounts payable and accrual liabilities	33,287	13,917
Increase (decrease) in accounts payable - related party	3,000	(2,628)
(Decrease) in note payable - related party	—	(5,000)
Net cash (used) in operating activities	(65,936)	—

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from private placement	173,000	—
Net cash provided by financing activities	173,000	—

Net increase in cash	107,064	—
Cash at beginning of year	—	—

Cash at end of year	$107,064	$—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$54	$—
Franchise taxes	$—	$—

SUPPLEMENTAL DISCLOSURE OF
NON-CASH INVESTING AND FINANCING ACTIVITIES
Issuance of 220,000,000 shares of common stock
in exchange for debt forgiveness	$—	$22,000

The accompanying notes are an integral part of these audited financial statements

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE 1 – NATURE OF OPERATIONS

Fuel Doctor Holdings, Inc. (“Fuel Doctor” or the “Company”) was incorporated in the state of Delaware on March 25, 2008 as Silver Hill Management Services, inc. On August 24, 2011, the Company changed its name to Fuel Doctor Holdings, Inc.

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

On March 11, 2022, Medigus Ltd, an Israeli company traded on NASDAQ (“Medigus”), Charging Robotics Ltd, a wholly owned subsidiary of Medigus (“Charging Robotics”) and the Company signed a non-binding letter of intent for a planned securities exchange agreement. The transaction, if executed, will result in Charging Robotics becoming a wholly owned subsidiary of the Company, and in exchange, Medigus will receive 80% of the issued and outstanding shares of common stock of the Company. Upon closing, Medigus will appoint nominees as officers and directors of the Company. As of the closing, the Company is required to have net cash in an amount of no less than $1.0 million, excluding the Company’s expenses in connection with the contemplated transaction. As of the date of these financial statements this transaction has not been consummated.

Charging Robotics is a pre-revenue start-up Israeli private company and has set out to change the way electric vehicles are charged. They are developing a robotic platform for charging vehicles in a wireless and automatic manner. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer energy wirelessly from the robot to the vehicle. The robotic platform is small enough to fit under the vehicle, it automatically positions itself for maximum efficiency charging and returns to its docking station at the end of the charging operation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

2.1 Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

.

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

2.4 Basic Income (Loss) Per Share

The Company computes income (loss) per share in accordance with “ASC-260, Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations.

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

For the years ended December 31, 2021 and 2022 there were no potentially dilutive debt or equity instruments issued or outstanding and any such shares would have been excluded from the computation because they would have been anti-dilutive as the Company incurred losses in this period.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

2.5 Commitments and Contingencies

The Company follows “ASC 440” - "Commitments" and “ASC 450” - "Contingencies", subtopic 450-20 "Loss Contingencies" of the Financial Accounting Standard Board Accounting Standards Codification to report accounting for contingencies and commitments respectively. Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur.

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

 NOTE 3 – GOING CONCERN

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception (March 25, 2008) resulting in an accumulated deficit of $1,659,748 as of December 31, 2022 and further losses are anticipated in the development of its business. Management plans to fund operations of the Company through advances from existing shareholders, private placement of securities or the issuance of stock in lieu of cash for payment of services until such a time as a business combination or other profitable investment may be achieved. There are no written agreements in place for such funding or issuance of securities and there can be no assurance that such will be available in the future.  Management believes that this plan provides an opportunity for the Company to continue as a going concern. Management is currently in discussion with existing and new potential shareholders to seek further financing for the Company. The Company does not know whether additional financing will be available on favorable terms, or at all. These factors raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the issuance of these financial statements.

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

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE 4 – COMMON STOCK AND PREFERRED STOCK

 On February 18, 2021, the Company Amended the Articles of Incorporation and increased the number of authorized shares to 300,000,000 with a par value of $0.0001 and on March 22, 2022, the Company Amended the Articles of Incorporation and increased the number of authorized shares to 3,000,000,000 with a par value of $0.0001 of which 2,990,000,000 shares shall be common stock with a par value of $0.0001 and 10,000,000 shares shall be preferred stock with a par value of $0.0001.

There were 314,406,030 and 256,739,363 shares of common stock outstanding at December 31, 2022 and December 31, 2021, respectively.

There were no shares of preferred stock outstanding at December 31, 2022 and December 31, 2021.

Common Stock:

On July 7, 2021, the Company issued 220,000,000 shares of common stock with a $0.0001 par value, to Joseph Passalaqua in the name of Friction & Heat LLC, in exchange for related party debt of $22,000.

From April 1, 2022 and through to December 29, 2022, the Company received $173,000 from investors to purchase shares of common stock in a proposed private placement of up to $270,000 to be issued at a price of $0.003 per share. On December 29, 2022 the Company issued 57,666,667 shares in respect of this offering.

Preferred Stock

As of December 31, 2022 and December 31, 2021 there are no preferences assigned to the preferred stock.

NOTE 5 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties. As of December 31, 2021, all related parties waived their rights to amounts owed by the Company in the amount of $11,248 and the Company recorded these amounts as a gain on debt forgiveness in the accompanying financial statements.

(i)	The compensation to key management personnel for employment services they provide to the Company is as follows:

	Year ended	Year ended
	December 31,	December 31,
	2022	2021
Officers:
Consulting Fees - CFO	$30,000	$4,397
	$30,000	$4,397

 No director fees paid during the years ended December 31, 2022 and 2021.

(ii)       Balances with related parties

	December 31,	December 31,
	2022	2021
Consulting Fees - CFO	$3,000	$—
	$3,000	$—

On March 8, 2022, a shareholder advanced the Company a loan in the amount of $20,000. The loan bears interest at 1% per annum and is repayable at the request of the shareholder. The loan was repaid on May 16, 2022. Interest on the loan amounted to $54.

The Company currently operates out of an office of a related party free of rent.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE 6 – INCOME TAXES

As of December 31, 2022, the Company had net operating loss carry forwards of approximately $1,660,000 that may be available to reduce future years' taxable income in varying amounts through 2042.

Future tax benefits which arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

The provision for Federal income tax consists of the following:

	December 31, 2022	December 31, 2021
Federal income tax benefit attributable to:
Current operations	$348,547	$327,080
Less: change in valuation allowance	(348,547)	(327,080)
Net provision for Federal income taxes	$—	$—

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows:

	December 31, 2022	December 31, 2021
Deferred tax asset attributable to:
Net operating loss carry over	$580,912	$545,134
Less: valuation allowance	(580,912)	(545,134)
Net deferred tax asset	$—	$—

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE FINANCIAL STATEMENTS

For the Years Ended December 31, 2022 and 2021

NOTE 6 – INCOME TAXES (Continued)

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry forwards of approximately $1,660,000 for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur net operating loss carry forwards may be limited as to use in future years. The Company’s returns are open to examination by the Internal Revenue Services for all tax years since inception. The Company has not filed any tax returns to date.

NOTE 7 - SUBSEQUENT EVENTS

Subsequent events were reviewed through February 21, 2023, the date these financial statements were available for issuance.

On January 26, 2023, the Company granted Charging Robotics a loan in the amount of $75,000 (“Loan”). The Loan bears interest at 5% per annum and is repayable at any time by Charging Robotics through December 31, 2023.

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

As of December 31, 2022, management has not completed an effective assessment of the Company's internal controls over financial reporting based upon the 2013 Committee on Sponsoring Organizations (COSO) framework. Management has concluded that during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of U.S. GAAP. Management identified the following material weaknesses set forth below in our internal control over financial reporting.

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

Item 9B. Other Information.

None.

Item 10. Directors, Executive Officers and Corporate Governance.

The following table sets forth the name, age and position of each of our executive officers and directors as of December 31, 2022.

Directors and Executive Officers

Name	Age	Position

Amitay Weiss	61	Chief Executive Officer and Director

Gadi Levin	50	Chief Financial Officer

Asaf Itzhaik	50	Director

Moshe Revach	83	Director

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

Mr. Levin, serves as a director and CFO of various publicly listed companies in the US and Canada. He has over 15 years of experience working with public US, Canadian and multi-jurisdictional public companies. Previously, Mr. Levin also served as the Vice President of Finance and Chief Financial Officer for two Israeli investment firms specializing in private equity, hedge funds and real estate. Mr. Levin began his CPA career at the accounting firm Arthur Andersen, where he worked for nine years, specializing in U.S. listed companies involved in IPOs. Mr. Levin has a Bachelor of Commerce degree in Accounting and Information Systems from the University of the Cape Town, South Africa in 1993, and a post graduate diploma in Accounting from the University of South Africa in 1995. He received his Chartered Accountant designation in South Africa in 1998 and has an MBA from Bar Ilan University in Israel, which he received in 2006.

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

Compliance with Section 16(a) of the Act

Section 16(a) of the Exchange Act requires our officers and directors, and persons who own more than ten percent (10%) of our shares of common stock, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than ten percent (10%) stockholders are required by regulations promulgated by the SEC to furnish us with copies of all Section 16(a) forms that they file. With reference to transactions during the fiscal year ended December 31, 2022, to our knowledge, all Section 16(a) forms required to be filed with the SEC have not yet been filed.

Item 11. Executive Compensation.

The following table presents the compensation awarded to, earned by or paid to each of our named executive officers for the years December 31, 2022 and December 31, 2021.

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Amitay Wiess	2022	-	-	-	-	-	-
Chief Executive Officer	2021	-	-	-	-	-	-
Gadi Levin, CA, MBA	2022	-	-	-	-	30,000	30,000
Chief Financial Officer	2021	-	-	-	-	-	-

Non-Employee Director Compensation

The following table presents the total compensation for each person who served as a non-employee member of our Board and received compensation for such service during the fiscal year ended December 31, 2022. Other than as set forth in the table and described more fully below, we did not pay any compensation, make any equity awards or non-equity awards to, or pay any other compensation to any of the non-employee members of our Board in 2022.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Asaf Itzhaik	-	-	-	-	-
Moshe Revach	-	-	-	-	-

Employment Agreements

 The Company does not have employment agreements with any of its officers or directors and there are no employees.

Potential Payments Upon Termination or Change in Control

As of the date of this report, there were no potential payments or benefits payable to our executive officers, upon their termination or in connection with a change in control.

Pension Benefits

No executive officers received or held pension benefits during the years ended December 31, 2021 and December 31, 2022.

Nonqualified Deferred Compensation

No nonqualified deferred compensation was offered or issued to any executive officer during the years ended December 31, 2021 and December 31, 2022 for services to the Company.

Grants of Plan-Based Awards

During the years ended December 31, 2021 and December 31, 2022, we have not granted any plan-based awards to our executive officers.

Outstanding Equity Awards

No unexercised options or warrants were held by any of our named executive officers as of December 31, 2021 or December 31, 2022. No equity awards were made during the years ended December 31, 2021 and December 31, 2022.

Option Exercises and Stock Vested

During the years ended December 31, 2021 and December 31, 2022, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

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

Compensation Committee Interlocks and Insider Participation

During the years ended December 31, 2021 and December 31, 2022, we did not have a standing compensation committee. Our Board of Directors was responsible for the functions that would otherwise be handled by the compensation committee. All directors participated in deliberations concerning executive officer compensation, including directors who were also executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth certain information with respect to beneficial ownership of our common stock on December 31, 2022 based on 314,406,030 outstanding shares of common stock, by:

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

The following table sets forth, as of December 31, 2022, the number of shares of Common Stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of Common Stock of the Company.

Beneficial Owner	Number of Shares Beneficially Owned	Percent
Medigus Ltd	90,000,000	28.63%
Amitay Weiss	-	-
Moshe Revach	-	-
Gadi Levin	3,333,333	1.06%
Asaf Itzhaik	-	-

The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after December 31, 2022, through the exercise of any stock option, warrant or other right.

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

Annual Report on Form 10-K

Copies of our Annual Report on Form 10-K, without exhibits, can be obtained without charge from us at Fuel Doctor Holdings, Inc., 20 Raul Wallenberg Street, Tel Aviv, Israel, or by telephone at (647) 558 5564.

Item 14. Principal Accountant Fees and Services.

The following table sets forth fees billed to us for principal accountant fees and services during the years ended December 31, 2022 and December 31, 2021.

	Year Ended December 31, 2022	Year Ended December 31, 2021

Audit Fees	$29,500	$20,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total Audit and Audit-Related Fees	$29,500	$20,000

Audit Fees: Audit fees consist of fees billed for professional services performed by Liebman Goldberg & Hymowitz, LLP for the audit of our annual financial statements, the review of interim financial statements, and related services that are normally provided in connection with registration statements. There were $29,500 and $20,000 of such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021, respectively.

Audit-Related Fees: Audit related fees may consist of fees billed by an independent registered public accounting firm for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. There were no such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021.

Tax Fees: Tax fees may consist of fees for professional services, including tax compliance performed by Liebman Goldberg & Hymowitz, LLP. There were no such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021, respectively.

All Other Fees: There were no such fees incurred by the Company in the fiscal years ended December 31, 2022 and 2021.

PART IV

Item 15. Exhibits.

Please see Exhibit List set forth below.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 21st day of February 2023.

FUEL DOCTOR HOLDINGS, INC.

By:	/s/ Amitay Weiss
Amitay Weiss
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Amitay Weiss	Chief Executive Officer, Director	February 21, 2023

/s/ Asaf Itzhaik	Director	February 21, 2023

/s/ Moshe Revach	Director	February 21, 2023

Fuel Doctor Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Amendment of Articles-Changing Name*
3.3	Restated Certificate of Incorporation*

3.4	Bylaws, as currently*

4.1	Specimen common stock certificate*
21.1	List of Subsidiaries **

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)**

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Dcoument **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Included as an Exhibit to our Registration Statement on Form 10 filed ______
**	Filed herewith