Form 10-Q
period 2023-03-31
FUEL DOCTOR HOLDINGS, INC.
filed 2023-05-15
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☒
		Emerging Growth	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised ﬁnancial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act): Yes ☐  No ☒

As of March 31, 2023 and May 15, 2023, there were 314,406,030 and 1,372,656,029 shares of common stock, $0.0001 par value per share, outstanding, respectively.

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered

FUEL DOCTOR HOLDINGS, INC.

i

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1:  FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC.

CONDENSED BALANCE SHEETS

	(Unaudited)	(Audited)
	March 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$3,159	$107,064
Shareholder loan	75,625	—
Total current assets	78,784	107,064

TOTAL ASSETS	$78,784	$107,064

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$62,066	$52,144
Accounts payable - related party	3,000	3,000
Total current liabilities	65,066	55,144

Total liabilities	$65,066	$55,144

Stockholders’ equity
Preferred stock, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, par value $0.0001, 2,990,000,000 shares authorized, 314,406,030 shares issued and outstanding at March 31, 2023 and December 31, 2022	31,441	31,441
Additional paid-in capital	1,680,227	1,680,227
Accumulated deficit	(1,697,950)	(1,659,748)

Total stockholders’ equity	13,718	51,920

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,784	$107,064

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three months ended
	March 31, 2023	March 31, 2022

Revenues	$—	$—

Expenses:

Professional and consulting fees	37,516	10,000
General and administrative expense	1,311	1,286
Total operating expenses	38,827	11,286

Operating loss	$(38,827)	$(11,286)

Interest income	625	—

Net loss	$(38,202)	$(11,286)

Basic and diluted loss per common share	$(0.00)	(0.00)

Weighted average common shares outstanding	314,406,030	256,739,363

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the three and months ended March 31, 2023

(Unaudited)

	Common stock		Additional paid-in	Accumulated	Total stockholders’ equity
	Shares	Par value	capital	deficit	(deficit)
Balance at December 31, 2021	256,739,363	$25,674	$1,512,994	$(1,557,525)	$(18,857)

Net loss for the three months ended March 31, 2022	—	—	—	(11,286)	(11,286)

Balance at March 31, 2022	256,739,363	$25,674	$1,512,994	$(1,568,811)	$(30,143)

Sale of common stock to investors	57,666,667	5,767	167,233	—	173,000

Net loss for the nine months ended December 31, 2022	—	—	—	(90,937)	(90,937)

Balance at December 31, 2022	314,406,030	$31,441	$1,680,227	$(1,659,748)	$51,920

Net loss for the three months ended March 31, 2023	—	—	—	(38,202)	(38,202)

Balance at March 31, 2023	314,406,030	$31,441	$1,680,227	$(1,697,950)	$13,718

See accompanying Notes to Condensed Financial Statements

FUEL DOCTOR HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the three months ended
	March 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,202)	$(11,286)
Adjustments to reconcile net loss to net cash
(used) in operating activities:
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable and accrued liabilities	9,922	(7,461)
Increase in interest receivable	(625)	—
Net cash provided by operating activities	(28,905)	(18,747)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Grant of loan to shareholder	(75,000)	—
Net cash (used in) investing activities	(75,000)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Loan from shareholder	—	19,980
Net cash provided by financing activities	—	19,980

Net (decrease) increase in cash	(103,905)	1,233
Cash at beginning of period	107,064	—

Cash at end of period	$3,159	$1,233

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$—	$—
Franchise taxes	$—	$—

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

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of Charging Robotics Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023, the Company acquired 100% of the issued and outstanding stock of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly-owned subsidiary of the Company, in exchange for the issuance of a total of 921,750,000 newly issued shares of the Company’s common stock.

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

On April 6, 2023, the Company sold a total of 136,500,000 newly issued shares of the Company’s common stock to a total of three investors for a total of $500,500.

Since January 2020, the Coronavirus outbreak has dramatically expanded into a worldwide pandemic creating macro-economic uncertainty and disruption in the business and financial markets. Many countries around the world, including Canada and the United States have been taking measures designated to limit the continued spread of the Coronavirus, including the closure of workplaces, restricting travel, prohibiting assembling, closing international borders and quarantining populated areas. Such measures present concerns that may dramatically affect the Company’s ability to conduct its business effectively.

The Company may face difficulties in our ongoing research and development because of the outbreak of COVID-19. The Company is continuing to assess its business plans and the impact COVID-19 is having on the Company’s research and development timelines The extent to which COVID-19 and global efforts to contain its spread will impact our operations will depend on future developments, which are highly uncertain and cannot be predicted at this time, and include the duration, severity and scope of the outbreak and the actions taken to contain or treat the coronavirus outbreak. The Company currently believes that the execution of our clinical trials and research programs are delayed by at least one quarter due to COVID-19.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 2 - UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

Basis of Presentation:

The accompanying unaudited condensed financial statements include the accounts of the Company and were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Unaudited Interim Financial Information

The Company’s unaudited condensed financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying unaudited condensed financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The unaudited condensed financial statements have been prepared on the same basis as the audited financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2023 are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023 (the “2022 Annual Report”).

As of March 31, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2022 Annual Report.

NOTE 3 – GOING CONCERN

The condensed financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception (March 25, 2008) resulting in an accumulated deficit of $1,659,748 as of December 31, 2022 and $1,697,950 as of March 31, 2023 and further losses are anticipated in the development of its business. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

NOTE 4 – SHAREHOLDERS’ LOAN

On January 26, 2023, the Company granted Charging Robotics a loan in the amount of $75,000 (“Loan”). The Loan bears interest at 5% per annum and is repayable at any time by Charging Robotics through to December 31, 2023.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

On March 22, 2022, the Company Amended the Articles of Incorporation and increased the number of authorized shares to 3,000,000,000 with a par value of $0.0001 of which 2,990,000,000 shares shall be common stock with a par value of $0.0001 and 10,000,000 shares shall be preferred stock with a par value of $0.0001.

There were 314,406,030 shares of common stock outstanding at March 31, 2023 and December 31, 2022.

There were no shares of preferred stock outstanding at March 31, 2023 and December 31, 2022.

Common Stock:

There were no stock issuances during the three months ended March 31, 2023.

Preferred Stock

As of March 31, 2023 and December 31, 2022 there are no preferences assigned to the preferred stock.

NOTE 6 – RELATED PARTY TRANSACTIONS

In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

(i)	The compensation to key management personnel for employment services they provide to the Company is as follows:

	Three months ended	Three months ended
	March 31,	March 31,
	2023	2022
Officers:
Consulting Fees - CFO	$9,000	$6,000
	$9,000	$6,000

No director fees were paid during the three months ended March 31, 2023 and 2022.

(ii)	Balances with related parties

	March 31,	December 31,
	2023	2022
Consulting Fees - CFO	$3,000	$3,000
	$3,000	$3,000

On March 8, 2022, a shareholder advanced the Company a loan in the amount of $20,000. The loan bears interest at 1% per annum and is repayable at the request of the shareholder. The loan was repaid on May 16, 2022. Interest on the loan amounted to $54.

The Company currently operates out of an office of a related party free of rent.

NOTE 7 - SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred through May 15, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the three months ended March 31, 2023, other than the closing of the Acquisition (see note 1).

On March 28, 2023, pursuant to the Letter of Intent, and subject to changes therein, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of Charging Robotics Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023, the Company acquired 100% of the issued and outstanding stock of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly-owned subsidiary of the Company, in exchange for the issuance of a total of 921,750,000 newly issued shares of the Company’s common stock.

On April 6, 2023, the Company sold a total of 136,500,000 newly issued shares of the Company’s common stock to a total of three investors for a total of $500,500.

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

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Our Business and Recent Developments

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of Charging Robotics Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023, the Company acquired 100% of the issued and outstanding stock of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly-owned subsidiary of the Company, in exchange for the issuance of a total of 921,750,000 newly issued shares of the Company’s common stock.

On April 6, 2023, the Company sold a total of 136,500,000 newly issued shares of the Company’s common stock to a total of three investors for a total of $500,500.

On January 26, 2023, the Company granted Charging Robotics a loan in the amount of $75,000 (“Loan”). The Loan bears interest at 5% per annum and is repayable at any time by Charging Robotics through to December 31, 2023.

On April 7, 2023, Asaf Itzhaik and Moshe Revach resigned as directors of the Company and Mrs. Tali Dinur, Mr. Yakov Baranes and Mr. Eliyahu Yoresh were were appointed as directors to fill existing vacancies on the Company’s Board of Directors. None of the newly appointed directors had a prior relationship with the Company. In addition, Mr. Hovav Gilan (CEO of Charging Robotics) replaced Mr. Amitay Weiss as CEO of the Company.

About Charging Robotics

Charging Robotics, was formed in February 2021, as an Israeli corporation, to focus on an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer energy wirelessly from the robot to the vehicle. The robotic platform is small enough to fit under the vehicle, it automatically positions itself for maximum efficiency charging and returns to its docking station at the end of the charging operation.

In July 2021, Charging Robotics concluded a proof of concept, successfully demonstrating the capabilities of its electric vehicle wireless charging robot Charging Robotics mission is to overcome one of today’s biggest challenges in wireless charging of electric vehicles-seamless, highly efficient battery charging for both manned and unmanned vehicles. The robotic platform carries an energy transmitting coil, batteries and supporting electronics. The second component of the system is an EV simulating unit, which houses the target batteries to be charged, an energy receiving coil and the supporting electronics. The robot navigates from its home position along a predefined route to the starting position, which is a point close to the optimal charging position. Charging occurs at the maximum rate when both coils are perfectly aligned. Following arrival to the starting position, the alignment process begins. As the energy was transmitted from the Robot transmitting coil to the receiving coil, the robot was ordered to move in small increments in order to optimize the charging rate.

The EV Market

The EV market is growing globally1, the main growth factors are favorable government policies and support in terms of subsidies and grants, growing sensitivity toward a cleaner environment, and demand for zero-emission vehicles, heavy investments from the vehicle manufacturers and economic reasons2. EV market growth requires charging infrastructure to grow as well. EV chargers are used to provide charging to electric vehicles with a battery and the electrical source that helps to charge the battery. Currently the most common and leading solution are charging cables. Under a scenario where EV will hit 30% market share by 2030, the International Energy Agency forecasts that as many as 30 million public chargers would be needed to serve regular passenger vehicles – a number 50 times more than today’s installed based3.

We aim to become world’s first wireless charging solution that is set on an autonomous robot for seamless charging experience. Our growth strategy is to primarily focus on public parking lots. Later in our strategy we aim to address private mass markets. In addition to entering markets with our technology, we aim to expand our development, design, and manufacturing capabilities.

Industry Overview and Market Challenges

After entering commercial markets in the first half of the decade, EV sales have soared to 7.2million vehicles in 2019, surpassing 2018 – already a record year. Number of electric cars sold is expected to grow to 26.9million by year 20304.

By the end of 2019, there were only 7.3 million electric vehicle chargers installed worldwide, and according to some research entities, developing public charging infrastructures to meet the demand is a key challenge to the EV industry5.

[1]	IEA report, MarketandMarkets
[2]	MarketandMarkets
[3]	IEA report, Capgemini Invent, 2019
[4]	MarketandMarkets
[5]	Markehttps://www.virta.global/blog/ev-charging-infrastructure-development-statistics

A lack of public charging stations is keeping people from giving up their gas-drinking vehicles. A recent University of California Davis survey of EV owners in California found that 20% switched back to a gas car because charging was too much of burden6.

Some countries are taking major actions to face the challenge. The US Bipartisan Infrastructure Law7 passed in November 2021, as an example, includes a budget of $7.2billion designated solely to EV charging infrastructure. It’s part of the White House’s broader goal to fight climate change and get more Americans into zero-emission vehicles.

Currently, the main charging solution that is adopted globally is cable charging. But this is about to change. Wireless charging technology for the automotive industry is expected to be the fastest growing segment of the wireless charging solutions entire market by year 20278.

The automotive wireless charging market is highly driven by an increase in sales of EVs and their demand for the safer, convenient, and faster wireless charging system compared to cables9.

An increase in R&D activities by the leading automotive giants such as BMW, Nissan, and Chevrolet is expected to boost the growth of the market. The Mercedes Benz model S550e–the hybrid version of Flagship S class sedan adopted Qualcomm’s wireless charging technology. This suggests that the wireless charging market has huge potential in the electric vehicles & consumer electronics sector10.

Our Solution

A robotic wireless charging system platform that will carry the Wireless Power Transfer from charging station or charging truck, to a customer’s vehicle that needs electric charging. State-Of-The-Art Autonomous Wireless Power Transfer (WPT) technology will charge the vehicle autonomously.

Main characteristics:

●	Fully autonomous and wireless- a robotic platform that will be fully autonomous battery based and wireless or plugged into a 3 phase grid power supply and will be able to travel freely. It will be able to return to a charging station and charge itself. The system will have LiDAR and other sensors that will allow for autonomous navigation. It will use AI based algorithms for robot navigation and robotic fleet management.

●	Seamless charging- The robot travels under the car and charges it without driver or operator assistance.

●	Efficient Charging- The Charging coils are dynamically aligned by the robot to maximize the charging rate and efficiency. Robot will be able to identify the type and model of the car to be charged. The system, being battery based, will be able to act as an energy storage unit for smart grid applications. It will have the ability to leverage high low electricity tariffs and be able to charge the robots when electricity cost is low and sell the electricity for charging EV when the demand is high and the price is high. It will also be able to serve as a grid load balancing device.

How it works: Step I- Customer submits charging request to current location by App, step II- Robot approaches vehicle. Vision system and image processing algorithms identify the vehicle type for charging method and owner for billing, step III- Robot moves to optimal charging position and charging begins. Step IV- When battery is fully charged or as instructed by the customer, the robot returns to home for self-charging. Customer is billed for electricity transferred.

Competition

To the best of our knowledge, we are the only company who aims to solve EV wireless charging challenges by developing an autonomous robot that is not attached to any cable.

Wireless charging solutions that are currently being developed are usually in the form of a pad or surface. Companies such as: Robert Bosch GmbH (Germany), Continental AG (Germany), WiTricity Corporation (US), ZTE Corporation (China), and HELLA KGaA Hueck & Co. (Germany), Qualcomm Technologies Inc. acquired by WiTricity Corporation are just a partial list of companies.

Below is a competitive analysis of our technology in comparison to all other EV charging technologies, existing or in development. Analysis is based on the company’s best knowledge and understating.

[6]	https://www.businessinsider.com/electric-car-owners-switching-gas-charging-a-hassle-study-2021-4

[7]	https://www.businessinsider.com/biden-electric-car-charging-stations-national-network-plan-tesla-2022-2, https://www.businessinsider.com/biden-signs-infrastructure-law-social-spending-plan-struggles-2021-11

[8]	https://inkwoodresearch.com/reports/global-wireless-charging-market-forecast-2019-2027/

[9]	https://inkwoodresearch.com/reports/global-wireless-charging-market-forecast-2019-2027/

[10]	https://inkwoodresearch.com/reports/global-wireless-charging-market-forecast-2019-2027/

Strategy and Business Model

Our goal is to become a global leading EV wireless charging player by providing solutions that make charging effortless, affordable and widespread. We intend to achieve our goal by implementing the following strategies:

B2B channel as a market penetration - Our go to market strategy is based on offering our solutions on a B2B base. We intend to approach owners and/or operators of public parking spaces with our solution Such public parking spaces include all types of public parking lots such as: shopping malls, office buildings, entertainment centers. Hospitals, sports centers etc.

Variety of business models We intend to offer different types of business models to increase our technology adoption. Such business models are selling robots to end users, operating the robots and generating revenues from selling electricity and renting robots to end users.

Addressing niche markets that requires alternative to cable charging Since the foundation of our company, we came across other potential niche EV charging market that are in search for alternative for cables. An example for such market is charging stations for handicap people. Our robot could potentially be a unique and optimal solutions for EV handicap people that are struggling with cable charging.

Cooperation with EV charging infrastructure companies and EV manufacturers Part of our strategy is to establish cooperation or JVs with EV charging infrastructure companies and EV manufacturers. We believe that together with these entities we could work on additional robot versions, enhance relevant robot or charging capabilities and create faster go to market channels.

Building a brand We believe Charging Robotics can become a global known brand for robot charging. We intend to make significant efforts in growing our brand recognition and building a global market footprint and market position.

Government Regulation

We are subject to the same regulation as regular charging stations. Since government is playing a major role in the growth of the EVSE market as it mandates policies and setting targets related to the adoption of electric vehicles and charging infrastructure there are markets where regulation could potentially impact our growth and success. We intend to focus on these markets and countries where we believe regulation could boost our technology adoption and sales.

Intellectual Property

We intend to seek patent protection as well as other effective intellectual property rights for our products and technologies in the United States and internationally. Our policy is to pursue, maintain and defend intellectual property rights developed internally and to protect the technology, inventions and improvements that are commercially important to the development of our business.

We also rely on trade secrets, know-how, and continuous innovation to develop and maintain our competitive position. We cannot be certain that future patent applications will be granted with respect to any patent applications filed by us in the future, nor can we be sure that any patents granted to us in the future will be commercially useful in protecting our technology.

Our success depends, in part, on an intellectual property portfolio that supports future revenue streams and erects barriers to our competitors.

Despite these measures, any of our intellectual property and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated. Intellectual property and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive one.

Employees

As of the date of this prospectus we have one senior management position who is engagement on a part time bases and currently, all research and development work is being outsourced.

None of our employees are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good relations with all our employees. However, in Israel, we are subject to certain Israeli labor laws, regulations and national labor court precedent rulings, as well as certain provisions of collective bargaining agreements applicable to us by virtue of extension orders issued in accordance with relevant labor laws by the Israeli Ministry of Economy and which apply such agreement provisions to our employees even though they are not part of a union that has signed a collective bargaining agreement.

All of our employment agreements include employees’ undertakings with respect to non-competition and assignment to us of intellectual property rights developed in the course of employment and confidentiality. Our consulting agreement with our CFO includes provisions with respect to assignment to us of intellectual property rights developed in the course of employment and confidentiality. The enforceability of such provisions is subject to Israeli law.

Properties

The Company has no properties.

Legal Proceedings

We are not aware of any pending or threatened legal proceedings involving our company or its assets.

Results of Operations of the Company for the three months ended March 31, 2023 and March 31, 2022

Revenues

We have generated revenues of $0 and $0 for the three months ended March 31, 2023 and March 31, 2022, respectively.

Operating expenses

Operating expenses for the three months ended March 31, 2023 were $38,827 compared with $11,286 for the three months ended March 30, 2022.  The increase in operating expenses in 2022 is as a result of an increase in professional fees related to increased activity by the Company to pursue a potential acquisition of a company. Professional fees increased by $27,516, from $10,000 for the three months ended March 31, 2022 to $37,516 for the three months ended March 31, 2023 and general office expenses increased by $25, from $1,286 for the three months March 31, 2023 to $1,311 for the three months ended March 31, 2023.

Net loss

The net loss for the three months ended March 31, 2023 was $38,202, compared to a net loss of $11,286 for the three months ended March 31, 2022. This increase was primarily attributable to an increase in professional fees related to an increase in activity by the Company to pursue a potential acquisition of a company.  The net loss in 2023 was primarily attributable to professional fees.

Liquidity and Capital Resources

As of December 31, 2022 and March 31, 2023, the Company’s cash balance was $107,064 and $3,159, respectively.

As of December 31, 2022 and March 31, 2023, the Company’s total assets were $107,064 and $78,784, respectively.

As of December 31, 2022, the Company had total liabilities of $55,144 that consisted of $ 52,144 in accounts payable and accrued liabilities and $3,000 in accounts payable related party.

As of March 31, 2023, the Company had total liabilities of $ 65,066 that consisted of $62,066 in accounts payable and accrued liabilities and $3,000 in accounts payable related party.

As of December 31, 2022 and March 31, 2023, the Company had positive working capital of $51,920 and $13,718, respectively.

Working Capital and Cash Flows

Working Capital	March 31,	March 31,
	2023	2022

Current Assets	$78,784	$1,233
Current Liabilities	65,066	31,376
Working Capital (deficit)	$13,718	$(30,143)

Cash Flows	March 31,	March 31,
	2023	2022

Cash Flows (used in) Operating Activities	$(28,905)	$(18,747)
Cash Flows (used in) Investing Activities	(75,000)	—
Cash Flows from Financing Activities	—	19,980
Net (Decrease) Increase in Cash During Period	$(103,905)	$1,233

Cash Flows from Operating Activities

During the three months ended March 31, 2023 and March 31, 2022, the Company used ($28,905) and ($18,747), respectively, in cash for operating activities.

 Cash Flows from Investing Activities

During the three months ended March 31, 2023 and March 31, 2022, the Company used $(75,000) and $0, respectively, in cash for investing activities.

Cash Flows from Financing Activities

During the three months March 31, 2023 and March 31, 2022, the Company generated $0 and $19,980, respectively, in cash received from financing activities.

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

The Company, as of the date of this filing had $328,000 in cash and has not generated any revenues from operations to date. For the three months ending March 31, 2023 and March 31, 2022, our operating expenses were $38,827 and $11,286, respectively. In the previous two fiscal years our operating expenses were $28,785 and $102,169 for the years ended December 31, 2021 and December 31, 2022 respectively, consisting primarily of professional fees, administrative expenses and filing fees. The ongoing expenses of the Company will be related to seeking out a suitable acquisition as well as mandatory filing requirements including our reporting requirements under the Securities Exchange Act of 1934 upon effectiveness of this registration statement.

 The Company continues to rely on borrowings and financings either arranged by the Company’s board of directors. In the next 12 months we expect to incur expenses equal to approximately $1 million to advance Charging Robotic’s product and expenses related to legal, accounting, audit, and other professional service fees incurred in relation to the Company’s Exchange Act filing requirements. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to raise further funds. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. There is no assurance that we will in fact have access to additional capital or financing as a public company.

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

Other Contractual Obligations

As of the year ended December 31, 2022 and the three months ended March 31, 2023, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of March 31, 2023 and as of the date of this filing, May 15, 2023.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our financial statements for the quarter ended March 31, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our financial statements for the quarter ended March 31, 2023 are fairly stated, in all material respects, in accordance with GAAP.

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

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s last fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A.  RISK FACTORS

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 1A.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 6, 2023, the Company sold a total of 136,500,000 newly issued shares of the Company’s common stock to a total of three investors for a total of $500,500.

On April 7, 2023, the Company issued 921,750,000 shares in respect of the Acquisition.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEL DOCTOR HOLDINGS, INC.

Date: May 15, 2023	By:	/s/ Hovav Gilan
		Name:	Hovav Gilan
		Title:	Chief Executive Officer
	By:	/s/ Gadi Levin
		Name:	Gadi Levin
		Title:	Principal Accounting Officer