Form 10-K/A
period 2022-12-31
FUEL DOCTOR HOLDINGS, INC.
filed 2023-05-17
CIK 1459188

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

For the fiscal year ended December 31, 2022

(Amendment No. 1)

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

At May 11, 2023 there were 314,406,030 shares of the registrant's Common Stock issued and outstanding.

2

Explanatory Note

Fuel Doctor Holdings, Inc. (which may be referred to herein as we, us or the Company) is filing this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2022 (the “Annual Report”) to replace the Item 8 disclosure In addition, in connection with the filing of this Form 10-K/A and pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the “Exchange Act”), we are including revised Certifications and certain currently dated Certifications. The remainder of the Annual Report filed with the Securities and Exchange Commission on February 22, 2023 remains unchanged.

Item 8. Financial Statements and Supplementary Data.

3

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

/s/ Liebman Goldberg & Hymowitz, LLP

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

Fuel Doctor Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation*
3.2	Amendment of Articles-Changing Name*
3.3	Restated Certificate of Incorporation*

3.4	Bylaws, as currently*

4.1	Specimen common stock certificate*
21.1	List of Subsidiaries **

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)**

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)**

32.1	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

32.2	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

101.INS	XBRL Instance Document **
101.SCH	XBRL Schema Document **
101.CAL	XBRL Calculation Linkbase Document **
101.DEF	XBRL Definition Linkbase Dcoument **
101.LAB	XBRL Label Linkbase Document **
101.PRE	XBRL Presentation Linkbase Document **

*	Included as an Exhibit to our Registration Statement on Form 10 filed June 11, 2021
**	Included as an Exhibit to our Annual Report on Form 10-K filed on February 22, 2023.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 17th day of May 2023.

FUEL DOCTOR HOLDINGS, INC.

By:	/s/ Hovav Gilan
Hovav Gilan
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Hovav Gilan	Chief Executive Officer, Director	May 17, 2023

/s/ Gadi Levin	Chief Financial Officer	May 17, 2023

/s/ Yaki Baranes	Director	May 17, 2023

/s/ Eliyahu Yoresh	Director	May 17, 2023