Form 10-Q
period 2023-06-30
FUEL DOCTOR HOLDINGS, INC.
filed 2023-08-16
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes  ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

As of June 30, 2023 and August 16, 2023, there were 1,372,656,029 and 1,372,656,029 shares of common stock, $0.0001 par value per share, outstanding, respectively.

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

ii

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands except share and per share data

	(Unaudited)	(Audited)
	June 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$254	$27
Other accounts receivable	47	71
Total current assets	301	98

Non current assets:
Investment in an affiliate (Note 4c)	133	152
Intangible asset (Note 5)	85	74
Loan to an affiliate (Note 4b)	61	60
Total non current assets	279	286

TOTAL ASSETS	$580	$384

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$50	$108
Related parties (Note 6)	66	595
Other current liabilities	22	-
Total current liabilities	138	703

Non current liabilities:
Deferred revenues	$49	$49

Total liabilities	$187	$752

Stockholders’ equity (Note 7)
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding at June 30, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001, 2,990,000,000 shares authorized, 1,372,656,029 shares issued and outstanding at June 30, 2023 and 2,990,000,000 shares authorized, 27,273 shares issued and outstanding at December 31, 2022	137	-
Additional paid-in capital	1,681	741
Foreign currency transaction reserve	(19)	(12)
Reserve from share-based compensation transactions	98	91
Accumulated deficit	(1,504)	(1,188)

Total stockholders’ equity (deficit)	393	(368)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$580	$384

See accompanying Notes to Condensed Consolidated Financial Statements

FUEL DOCTOR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands except share and per share data (Unaudited)

(Unaudited)

	Three months ended		Six months ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022

Research and development costs	$37	$151	$149	$364
General and administrative costs	144	32	156	92
Operating loss	$(181)	$(183)	$(305)	$(456)
Financial expenses	-	-	-	-
Net loss	$(181)	$(183)	$(305)	$(456)
Share in losses of affiliate	(10)	(5)	(11)	(9)
Net loss for the period	$(191)	$(188)	$(316)	$(465)
Other comprehensive loss	(7)	(19)	(7)	(24)
Net loss and comprehensive loss for the period	$(198)	$(207)	$(323)	$(489)
Basic and diluted loss per common share	$(0.00)	(7.59)	$(0.00)	$(17.93)
Weighted average common shares outstanding	1,220,569,717	27,273	613,670,159	27,273

See accompanying Notes to Condensed Consolidated Financial Statements

FUEL DOCTOR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands except share and per share data

For the six and months ended June 30, 2023

(Unaudited)

	Ordinary shares		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	compensation	loss	Deficit	Deficit

Balance at January 1, 2022	27,273	$-	$741	$76	$11	$(378)	$450
Share based payment reserve	-	-	-	7	-	-	7
Net comprehensive loss for the period	-	-	-	-	(24)	(465)	(489)
Balance at June 30, 2022	27,273	$-	$741	$83	$(13)		$(843)

	Ordinary shares		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	compensation	loss	Deficit	Equity

Balance at January 1, 2023	27,273	$-	$741	$91	$(12)	$(1,188)	$(368)
Exercise of options	4,091	-	91	7	-	-	98
Issuance of shares in respect of converted loan	7,636	-	509	-	-	-	509
Effect of reverse merger	1,236,117,029	124	(148)	-	-	-	(24)
Issuance of shares in respect of private placement	136,500,000	13	488	-	-	-	501
Net comprehensive loss for the period	-	-	-	-	(7)	(316)	(323)
Balance at June 30, 2023	1,372,656,029	$137	$1,681	$98	$(19)	$(1,504)	$393

See accompanying Notes to Condensed Consolidated Financial Statements

FUEL DOCTOR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

  U.S. dollars in thousands except share and per share data
(Unaudited)

	For the six months ended
	June 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(316)	$(465)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Share-based payment expenses	7	7
Share in losses of affiliate	11	8
Interest income	(1)	-
Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	24	(6)
Increase (decrease) in related parties	(20)	138
Increase (decrease) in accounts payable	(58)	62
Increase in other accounts payable and accrued expenses	11	130
Net cash provided by operating activities	(342)	(126)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Increase in other accounts receivable	-	(36)
Net cash (used in) investing activities	-	(36)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in respect of a private placement	501	-
Proceeds from exercise of options	91	-
Net cash provided by financing activities	592	-

Net (decrease) increase in cash	250	(162)
Effect of changes in foreign exchange rates	1	-
Effect of reverse merger	(24)	-
Cash at beginning of period	27	167

Cash at end of period	$254	$5

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Franchise taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of shares to in respect of converted loan	$509	$-
Investment in intangible asset	$11	$-

See accompanying Notes to Condensed Consolidated Financial Statements

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

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

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of Charging Robotics Ltd. (“Charging Robotics”). Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023, the Company acquired 100% of the issued and outstanding stock of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly owned subsidiary of the Company, in exchange for the issuance of a total of 921,750,000 newly issued shares of the Company’s common stock.

The transaction between the Company and Charging Robotics was accounted for as a reverse recapitalization. As the shareholders of Charging Robotics received the largest ownership interest in the Company, based upon the 921,750,000 shares issued at the closing, and the 922,500,000 warrants exercisable at par and most significantly, the fact that the Share Exchange Agreement expressly provided that a majority of the Company’s board of directors could be appointed by Charging Robotics, Charging Robotics was determined to be the “accounting acquirer” in the reverse recapitalization. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Charging Robotics.

Charging Robotics was formed in February 2021, as an Israeli corporation, to focus on an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform will be small enough to fit under the vehicle, will automatically position itself for maximum efficiency charging and will return to its docking station at the end of the charging operation. In parallel, we are also in the final stages of developing a Wireless EV Charging System for automatic parking lots based on our wireless electricity transfer module.

On April 6, 2023, the Company issued a total of 136,500,000 newly issued shares of the Company’s common stock in respect of a private placement for total proceeds of $500.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 2 – UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

a.	Use of estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to shares based compensation and Going concern.

b.	Financial statements in U.S. dollars:

The costs of the Company are denominated in United States dollars (“dollars”). Some of the costs in our Israeli associate are incurred in New Israeli Shekels (NIS), however the selling prices will be linked to the Company’s price list which will be determined in dollars, the budget is managed in dollars, financing activities including loans and cash investments, are made in U.S. dollars and the Company’s management believes that the dollar is the primary currency of the economic environment in which the Company and its subsidiary operates. Thus, the dollar is the Company’s and its subsidiary functional and reporting currency.

Accordingly, transactions denominated in currencies other than the functional currency are re-measured to the functional currency in accordance with Accounting Standards Codification (“ASC”) No. 830, “Foreign Currency Matters” at the exchange rate at the date of the transaction or the average exchange rate in the relevant reporting period. At the end of each reporting period, financial assets and liabilities are re-measured to the functional currency using exchange rates in effect at the balance sheet date. Non-financial assets and liabilities are re-measured at historical exchange rates. Gains and losses related to re-measurement are recorded as financial income (expense) in the statements of operations as appropriate.

The functional currency of the affiliate company is the NIS and therefore foreign exchange differences are charged to the other comprehensive profit and loss.

c.	Cash and cash equivalents:

Cash equivalents are short-term highly liquid investments which include short term bank deposits (up to three months from date of deposit), that are not restricted as to withdrawals or use that are readily convertible to cash with maturities of three months or less as of the date acquired.

d.	Investment in affiliated companies

Affiliated company is company held to the extent of 20% or more (which are not subsidiary), or company less than 20% held, which the Company can exercise significant influence over operating and financial policy of the affiliate.

The investment in affiliated company is accounted for by the equity method under ASC Subtopic 323-30, “Investments - Equity Method and Joint Ventures: Partnerships, Joint Ventures, and Limited Liability Entities”. Upon initial recognition, the cost of investment is based on the direct costs of acquiring the investment including amounts incurred on behalf of the investee.

Following the acquisition, the Company recognizes its proportionate share of the affiliated company’s net income or loss after the date of investment. When previous losses have reduced the common stock investment account to zero, the Company continues to report its share of equity method losses in its statement of operations to the extent of and as an adjustment to other investments in the investee such as debt securities, long term loans or advances, if any. Such additional equity method losses are applied to the other investments based on the seniority of the other investments (priority in liquidation) and the percentage ownership interest in each type of other investment the Company holds (the ‘relative holdings approach’).

e.	Impairment of long-lived assets:

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2022, no impairment losses have been recorded.

f.	Concentration of credit risks:

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents and restricted bank deposit. Cash and cash equivalents and restricted bank deposit are invested in major banks in Israel and the United States. Such funds in the Israel may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company and its subsidiary’ cash and cash equivalents have high credit ratings.

The Company, have no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

g.	Research and development expenses:

Research and development costs are charged to the statement of operations as incurred.

h.	Fair value of financial instruments:

ASC Topic 820, “Fair Value Measurements and Disclosures” (“ASC 820”), defines fair value as the price that would be received to sell an asset or paid to transfer a liability (i.e., the “exit price”) in an orderly transaction between market participants at the measurement date.

In determining fair value, the Company uses various valuation approaches. ASC 820 establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs that market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. The hierarchy is broken down into three levels based on the inputs as follows:

Level 1	—	Valuations based on quoted prices in active markets for identical assets that the Company has the ability to access.

Level 2	—	Valuations based on one or more quoted prices in markets that are not active or for which all significant inputs are observable, either directly or indirectly.

Level 3	—	Valuations based on inputs that are unobservable and significant to the overall fair value measurement.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The carrying amounts of cash and cash equivalents, other current assets, accounts payables and current liabilities approximate their fair value due to the short-term maturity of such instruments.

i.	Income Tax:

The Company account for income taxes in accordance with ASC 740, “Income Taxes” which prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it not is more likely than not that a portion or all of the deferred tax assets will be realized. Based on ASC 740, a two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2022, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded, either. It is the Company’s policy that any interest or penalties associated with unrecognized tax positions would be reflected in income tax expense.

j.	Contingencies:

The Company records accruals for loss contingencies arising from claims, litigation and other sources when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Legal costs incurred in connection with loss contingencies are expensed as incurred.

k.	Stock-based payments:

The Company measures and recognizes the compensation expense for all equity-based payments to employees based on their estimated fair values in accordance with ASC 718, “Compensation-Stock Compensation”. Share-based payments including grants of stock options are recognized in the statement of comprehensive loss as an operating expense based on the fair value of the award at the date of grant. The fair value of stock options granted is estimated using the Black-Scholes option-pricing model. The Company has expensed compensation costs, net of estimated forfeitures, applying the accelerated vesting method, over the requisite service period or over the implicit service period when a performance condition affects the vesting, and it is considered probable that the performance condition will be achieved.

Share-based payments awarded to consultants (non-employees) are accounted for in accordance with ASC Topic 505-50, “Equity-Based Payments to Non-Employees”.

For year ended December 31, 2022, the Company recorded $15, in share-based compensation (see note 5(b)).

Basis of Presentation and Principles of Consolidation:

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary and were prepared in accordance with Generally Accepted Accounting Principles in the United States of America (“GAAP”)

All intercompany accounts and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with GAAP and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted from this report, as is permitted by such rules and regulations. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair presentation of the financial position, operating results and cash flows for the periods presented.

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the six months ended June 30, 2023, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023 (the “2022 Annual Report”).

As of June 30, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2022 Annual Report.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 3 – GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since Inception resulting in an accumulated deficit of $1,188 as of December 31, 2022 and $1,504 as of June 30, 2023 and further losses are anticipated in the development of its business. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

NOTE 4 – INVESTMENT IN AFFILIATED COMPANY

a.	On April 24, 2021 (“Closing Date”), Charging Robotics invested $250 and purchased 19.99% of the share capital of Revoltz Ltd (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets.

b.	On July 28, 2022, the Charging Robotics entered into a convertible loan agreement with Revoltz pursuant to which Charging Robotics was required to invest an amount of $60 in Revoltz (the “Loan Principal Amount”). In addition, the Charging Robotics provided to Revoltz further lending of up to $340 (the “Additional Amount”, and together with the Loan Principal, the “Total Loan Amount”). The Total Loan Amount shall carry interest at the minimum rate prescribed by Israeli law.

The Total Loan Amount shall be converted into shares of Revoltz, upon the occurrence of any of the following events (each a “Trigger Event”):

i)	The consummation of funding by Revoltz of an aggregate amount of $1,000 at a pre-money Revoltz valuation of at least $7,000 (in the form of SAFE, equity or otherwise);

ii)	Revoltz has generated an aggregate of $1,000 or more in revenue.

In the event that a Trigger Event shall not have occurred on or prior to the 24-month anniversary of the date on which the Loan Principal Amount is actually extended to Revoltz, the Loan shall be due and repayable by Revoltz to the Company.

On June 30, 2023, the balance of the Loan Principal Amount granted was $61.

c.	The following table summarizes the equity method accounting for the investment in affiliated company:

Balance January 1, 2022	217
Share in losses of affiliated company	(42)
Foreign currency translation	(23)
Balance December 31, 2022	152
Share in losses of affiliated company	(11)
Foreign currency translation	(8)
Balance June 30, 2023	133

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 5 – INTANGIBLE ASSET

The Company considers all intangibles to be definite-lived assets with lives of 20 years. The Company will start amortization at the end of the product development.  Intangibles consisted of the following on June 30, 2023  and December 31, 2022:

Balance, January 1, 2022	$74
Additions	-
Balance, December 31, 2022	$74
Additions	11
Balance, June 30, 2023	$85

NOTE 6 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

(i)	The compensation to key management personnel for employment services they provide to the Company is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Consulting Fees – CEO	$21	$21	$42	$42
Consulting Fees - CFO	$11	$2	$20	$6

No director fees were paid during the six months ended June 30, 2023 and 2022.

(ii)	Balances owed to related parties

	June 30,	December 31,
	2023	2022
Consulting Fees - CEO	$14	$28
Consulting Fees - CFO	4	17
Medigus	48	550
	$66	$595

b.	The Company currently operates out of an office of a related party free of rent.

c.	As of January 1, 2023, Charging Robotics owed a related party $550 (“Medigus Loan”). The Medigus Loan bears interest in accordance with section 3(i) of the Israeli tax code (2.42% annually during 2022) and no fixed date for repayment has been determined. On January 1, 2023, Charging Robotics and Medigus signed an agreement to amend the terms of the Medigus Loan (“Medigus Loan Agreement”). Pursuant to the Medigus Loan Agreement, the interest rate remains unchanged, and the capital and interest will be repaid in cash or shares, or a combination thereof by the earlier of (i) the completion of the Medigus Transaction or (ii) June 30, 2023. On April 4, 2023, the Medigus Loan balance owing was $553. $509 of the Medigus Loan was converted into 28 shares of Charging Robotics and the balance will be repaid in cash.

d.	On October 1, 2021, Charging Robotics signed a consulting agreement with the CEO, pursuant to which Charging Robotics will pay the CEO a monthly fee of NIS 24,700 (approximately $7). Subject to approval of Charging Robotics’ board of directors (“Board”), the CEO shall be entitled to receive stock options in the Company that will entitle him to own 3% of Charging Robotics. The options will have an exercise price equivalent to a Charging Robotics valuation of $10,000. As of the date of this report, the options have not been issued as the Board has not yet approved their issuance.

During the six months ended June 30, 2023, the CEO earned $42 (during the six months ended June 30, 2022 - $42).

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

a.	As of June 30, 2023, and December 31, 2022, the Company’s share capital is composed as follows:

	June 30, 2023		December 31, 2022
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Shares of common stock (“Shares”)	2,990,000,000	1,372,656,029	2,990,000,000	27,273
Preferred shares	10,000,000	-	10,000,000	-

On March 22, 2022, the Company Amended the Articles of Incorporation and increased the number of authorized shares to 3,000,000,000 with a par value of $0.0001 of which 2,990,000,000 shares shall be common stock with a par value of $0.0001 and 10,000,000 shares shall be preferred stock with a par value of $0.0001.

There were no shares of preferred stock outstanding at June 30, 2023, and December 31, 2022.

Each Ordinary share is entitled to receive dividend, participate in the distribution of the Company’s net assets upon liquidation and to receive notices of participate and vote (at one vote per share) at the general meetings of the Company on any matter upon which the general meeting is authorized.

On April 3, 2023, prior to the Acquisition Agreement (See note 1), Charging Robotics issued 15 shares of Charging Robotics representing 4,091 shares of the Company, in respect of option exercises for total proceeds of $91.

On April 3, 2023, prior to the Acquisition Agreement, the Company issued 28 shares of Charging Robotics representing 7,636 shares of the Company, in respect of a converted loan from a related party (See Also note 6c).

On March 28, 2023, Medigus, Charging Robotics and the Company signed a securities exchange agreement pursuant to which the Company is to acquire 100% of the stock of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly owned subsidiary of the Company and shareholders of the Charging Robotics will receive 72.88% of the issued and outstanding share capital of the Company. On April 4, 2023, the Acquisition closed, and the shareholders of Charging Robotics were issued 921,750,000 shares of the Company.

On April 6, 2023, the Company sold a total of 136,500,000 newly issued shares of the Company’s common stock to a total of three investors for a total of $501.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 7 – COMMON STOCK AND PREFERRED STOCK (CONT.)

b.	Warrants:

Pursuant to the Acquisition (as defined in note 1), the Company issued the previous shareholders of Charging Robotics 922,500,000 warrants exercisable upon the Company achieving each of the three (3) performance milestones (“the Earn Out Milestones”) as follows:

(i)	Inhouse demonstration for automatic robotic charging of an electric vehicle – until December 31, 2025.

(ii)	Conditional PO for first system for automatic car parks – until December 31, 2025.

(iii)	Commercial agreement for pilot with an organization which was approved by the board – until December 31, 2025.

All Earn Out Milestones shall immediately accelerate upon the Company uplisting to the Nasdaq stock exchange.

c.	Share option in the Company

As of June 30, 2023 and December 31, 2022 there are no outstanding options in the Company

d.	Share options in Charging Robotics

On February 1, 2022, Charging Robotics issued 4 BGU Options, effective January 1, 2022. The fair value of the BGU Options granted was $30 using the Black-Scholes option pricing model using the following assumptions:

January 2022
Charging Robotics share price	$7,410
Charging Robotics Exercise price	$0
Dividend yield	0%
Risk-free interest rate	0.48%
Expected term (in years)	10
Volatility	75%

For the six months ended June 30, 2023, the Company recorded $7 in share-based compensation expenses in respect of the BGU Options (during the six months ended June 30, 2022 - $7).

A summary of stock options activity during the period is as follows:

	Number	Average weighted exercise price

Options outstanding at December 31, 2021	18	$8,333
Granted	4	-

Options outstanding at December 31, 2022	22	$6,818
Exercised	(18)	8,333
Options outstanding at June 30, 2023	4	$-

Options exercisable at December 31, 2022	-	$-

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 7 – COMMON STOCK AND PREFERRED STOCK (CONT.)

The following Charging Robotics options are outstanding as of June 30, 2023:

Issuance date	Options outstanding	Exercise price per option	Options exercisable	Expiry date
January 1, 2022	4	$-	-	January 1, 2032

The following Charging Robotics options are outstanding as of December 31, 2022:

Issuance date	Options outstanding	Exercise price per option	Options exercisable	Expiry date
January 7, 2021	18	$8,333	18	January 7, 2026
January 1, 2022	4	$-	-	January 1, 2032
	22		18

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred through August 16, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the six months ended June 30, 2023, other than described below:

On July 4, 2023, the Company approved stock option and restricted share unit (“RSU”) plan the “Plan”) for the directors, officers, consultants and employees of the Company and its subsidiary companies. The maximum number of options and RSU’s issuable under the Plan shall be equal to 205,898,404 shares of the outstanding shares of the Company. As of the date of this report, no options or RSU’s were issued.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis are set forth elsewhere in this prospectus, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our most recent Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Statements in this section and elsewhere in this Form 10-Q that are not statements of historical or current fact constitute “forward-looking” statements.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Recent Developments

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the Medigus Ltd. (“Medigus), the sole shareholder of Charging Robotics Ltd. (“Charging Robotics”). Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023, the Company acquired 100% of the issued and outstanding share capital of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly-owned subsidiary of the Company, in exchange for the issuance of a total of 921,750,000 newly issued shares of the Company’s common stock, $0.0001 par value per share (the “Shares”), and a total of 922,500,000 warrants to purchase Shares exercisable at par. As a result of the Acquisition, Medigus hold 67% of our outstanding share capital, with an option to increase its holdings to up to 71% of our outstanding share capital based on pre-set milestones set forth in the Acquisition Agreement.

Charging Robotics was formed in February 2021, as an Israeli corporation, to focus on an innovative wireless electric vehicles (“EVs”) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform will be small enough to fit under the vehicle, will automatically position itself for maximum efficiency charging and will return to its docking station at the end of the charging operation. In parallel, we are also in the final stages of developing a Wireless EV Charging System for automatic parking lots based on our wireless electricity transfer module.

On April 6, 2023, the Company sold a total of 136,500,000 newly issued Shares to a total of three investors for a total of $500,500.

On April 7, 2023, Mr. Asaf Itzhaik and Mr. Moshe Revach resigned as directors of the Company and Ms. Tali Dinar, Mr. Yakov Baranes and Mr. Eliyahu Yoresh were appointed as directors to fill existing vacancies on the Company’s Board of Directors. None of the newly appointed directors had a prior relationship with the Company. In addition, Mr. Hovav Gilan (CEO of Charging Robotics) replaced Mr. Amitay Weiss as CEO of the Company.

On July 4, 2023, the Company approved stock option and restricted share unit (“RSU”) plan (the “Plan”) for the directors, officers, consultants and employees of the Company and its subsidiary companies. The maximum number of options and RSU’s issuable under the Plan shall be equal to 205,898,404 Shares. As of the date of this report, no options or RSU’s were issued.

In August 2023, we received a letter of intent from an automatic car park provider in Israel to evaluate Charging Robotics’ wireless charging system for EVs in one of the car park provider’s automatic car parks. We are therefore now shifting our attention away from the robotics solution to what we believe is an easier to attain and closer to market wireless charging solution for automatic car parks. One of the market challenges is the limited availability of EV with wireless charging capabilities. By targeting the automatic car parks market with a solution that enables charging of EVs without wireless charging capabilities, we believe that we will be able to achieve sales sooner and with less resources. In addition, this solution does not require extensive developments that are needed for the robotic system.

We believe that wireless charging systems for automatic car parks is set to answer the unmet need of charging EVs in automatic car parks. Automatic car parks are gaining popularity as they offer an ultra-compact way to park cars, thus fighting the rising costs of land. However, since these are “lights out facilities” with no human access, there is no way for the driver to connect a charging cable to the vehicle. This is a big problem in areas where EVs are common and automatic car park providers are constantly looking for solutions to answer this need for their customers.

Besides enabling EV charging in automatic car parks, the system will have numerous advantages, including:

(i)	Seamless Integration: The wireless charging system will be seamlessly integrated into the automatic car park infrastructure, requiring minimal modifications to the existing layout. This ensures an easy installation process while maximizing parking capacity;

(ii)	Convenient Charging Experience: EV drivers will experience the ultimate convenience by initiating the system using a dedicated smart phone application, which will also be used for reporting about the charging process; and

(iii)	Scalability and Adaptability: The system’s modular design enables easy scalability, allowing the parking lot operator to increase the number of chargers in the facility based on the growing number of EVs. The system will be able to charge all EVs at efficiencies of >93% which is revolutionary for wireless charging systems.

Results of Operations for the six months ended June 30, 2023 and June 30, 2022

Revenues

We have generated revenues of $0 and $0 for the six months ended June 30, 2023 and June 30, 2022, respectively.

Operating expenses

Operating expenses for the six months ended June 30, 2023, were $305 thousand compared with $456 thousand for the six months ended June 30, 2022.  The decrease in operating expenses in 2022, is due to a decrease in research and development expenses, offset by an increase in general and administrative expenses. Research and development expenses for the six months ended June 30, 2023, amounted to $149 thousand, compared to $364 thousand for the six months ended June 30, 2022. The decrease is mainly due to a decrease in the use of subcontractors. Subcontractor expenses for the six months ended June 30, 2023, amounted to $119 thousand, compared to $334 thousand for the six months ended June 30, 2022. General and administrative expenses increased by $64 thousand, from $92 thousand for the six months ended June 30, 2022 to $156 thousand for the six months ended June 30, 2023. The increase in general and administrative expenses is related to increased activity by the Company to pursue a potential acquisition of a company.

Results of Operations of the Company for the three months ended June 30, 2023 and June 30, 2022

Revenues

We have generated revenues of $0 and $0 for the three months ended June 30, 2023 and June 30, 2022, respectively.

Operating expenses

Operating expenses for the three months ended June 30, 2023, were $181 thousand compared with $183 thousand for the three months ended June 30, 2022. Research and development expenses for the three months ended June 30, 2023, amounted to $37 thousand, compared to $151 thousand for the three months ended June 30, 2022. The decrease is due mainly to a decrease in subcontractor expenses. General and administrative expenses increased by $112 thousand, from $32 thousand for the three months ended June 30, 2022, to $144 thousand for the three months ended June 30, 2023. The increase in general and administrative expenses is related to increased activity by the Company to pursue a potential acquisition of a company.

Liquidity and Capital Resources

As of June 30, 2023 and December 31, 2022, the Company’s cash balance was $254 thousand and $27 thousand, respectively.

As of June 30, 2023 and December 31, 2022, the Company’s total assets were $580 thousand and $384 thousand, respectively.

As of June 30, 2023, the Company had total liabilities of $ 187 thousand that consisted of $50 thousand in accounts payable and accrued liabilities, $66 thousand in related parties, $49 thousand in deferred revenues and $22 thousand in other payables.

As of December 31, 2022, the Company had total liabilities of $752 thousand that consisted of $ 108 thousand in accounts payable and accrued liabilities, $595 thousand in related parties and $49 thousand in deferred revenues.

As of June 30, 2023, the Company had positive working capital of $163 thousand. As of December 31, 2022, the Company had negative working capital of $605 thousand.

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	June 30,	June 30,
	2023	2022

Current Assets	$301	$84
Current Liabilities	132	375
Working Capital (deficit)	$169	$(291)

Cash Flows

	June 30,	June 30,
	2023	2022

Cash Flows used in Operating Activities	$(342)	$(126)
Cash Flows used in Investing Activities	-	(36)
Cash Flows from Financing Activities	592	-
Net (decrease) increase in Cash During Period	$250	$(162)

Cash Flows from Operating Activities

During the six months ended June 30, 2023, we had negative cash flow from operations of $342 thousand compared to a negative cashflow of $126 thousand for the six months ended June 30, 2022.

Cash Flows from Investing Activities

During the six months ended June 30, 2023, we had no cash flow from investing activities, compared to a negative cashflow of $36 thousand for the six months ended June 30, 2022.

Cash Flows from Financing Activities

During the six months ended June 30, 2023, we had a positive cash flow from financing activities of $592 thousand, compared to no cashflow for the six months ended June 30, 2022.

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

The Company, as of June 30, 2023, had $254 thousand in cash and has not generated any revenues from operations to date. For the six months ending June 30, 2023 and June 30, 2022, our operating expenses amounted to $305 thousand and $456 thousand, respectively. In the previous two fiscal years our operating expenses were $768 thousand and $408 for the years ended December 31, 2022 and December 31, 2021, respectively.

The Company continues to rely on borrowings and financings. In the next 12 months we expect to incur expenses equal to approximately $1 million to advance Charging Robotics’ product and expenses related to legal, accounting, audit and other professional service fees incurred in relation to the Company’s status as a U.S. reporting company. These conditions raise substantial doubt about our ability to continue as a going concern. The Company is currently devoting its efforts to raise further funds. The Company’s ability to continue as a going concern is dependent upon our ability to develop additional sources of capital, locate and complete a merger with another company, and ultimately, achieve profitable operations. There is no assurance that we will in fact have access to additional capital or financing as a public company.

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

Other Contractual Obligations

As of the year ended December 31, 2022 and the six months ended June 30, 2023, we did not have any contractual obligations, other than those already disclosed in the Form..

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of June 30, 2023 and as of the date of this filing, August 16, 2023.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2023 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
EX-101.INS	Inline XBRL Instance Document*
EX-101.SCH	Inline XBRL Taxonomy Extension Schema Document*
EX-101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document*
EX-101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document*
EX-101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document*
EX-101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document*
EX-104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

*	The XBRL related information in Exhibit 101 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to liability of that section and shall not be incorporated by reference into any filing or other document pursuant to the Securities Act of 1933, as amended, except as shall be expressly set forth by specific reference in such filing or document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FUEL DOCTOR HOLDINGS, INC.

Date: August 16, 2023	By:	/s/ Hovav Gilan
		Name:	Hovav Gilan
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gadi Levin
		Name:	Gadi Levin
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)