Form 10-Q
period 2023-09-30
FUEL DOCTOR HOLDINGS, INC.
filed 2023-11-13
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated Filer	☒	Smaller reporting company	☒
		Emerging Growth company	☐

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

As of September 30, 2023 and November 13, 2023, there were 1,372,656,029 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS.

FUEL DOCTOR HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands except share and per share data

	(Unaudited)	(Audited)
	September 30, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$111	$27
Other accounts receivable	46	71
Total current assets	157	98

Non current assets:
Investment in an affiliate (Note 4c)	106	152
Intangible asset (Note 5)	85	74
Loan to an affiliate (Note 4b)	61	60
Total non current assets	252	286

TOTAL ASSETS	$409	$384

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$74	$108
Related parties (Note 6)	73	595
Other current liabilities	43	-
Total current liabilities	190	703

Non current liabilities:
Deferred revenues	$49	$49

Total liabilities	$239	$752

Stockholders’ equity (Note 7)
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding at September 30, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001, 2,990,000,000 shares authorized, 1,372,656,029 shares issued and outstanding at September 30, 2023 and 2,990,000,000 shares authorized, 27,273 shares issued and outstanding at December 31, 2022	137	-
Additional paid-in capital	1,681	741
Foreign currency transaction reserve	(32)	(12)
Reserve from share-based compensation transactions	100	91
Accumulated deficit	(1,716)	(1,188)

Total stockholders’ equity (deficit)	170	(368)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409	$384

See accompanying Notes to Condensed Consolidated Financial Statements

FUEL DOCTOR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

U.S. dollars in thousands except share and per share data (Unaudited)

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022

Research and development costs	$145	$213	$294	$577
General and administrative costs	127	39	210	131
Operating loss	$(272)	$(252)	$(504)	$(708)
Financial expenses	-	-	-	-
Net loss	$(272)	$(252)	$(504)	$(708)
Share in profits (losses) of affiliate	(14)	(33)	(24)	(42)
Net loss for the period	$(286)	$(285)	$(528)	$(750)
Other comprehensive loss	(20)	1	(20)	(24)
Net loss and comprehensive loss for the period	$(306)	$(284)	$(548)	$(774)
Basic and diluted loss per common share	$(0.00)	(10.45)	$(0.00)	$(27.50)
Weighted average common shares outstanding	1,372,656,029	27,273	869,445,617	27,273

See accompanying Notes to Condensed Consolidated Financial Statements

FUEL DOCTOR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands except share and per share data

For the nine months ended September 30, 2023

(Unaudited)

	Ordinary shares		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	compensation	loss	Deficit	Deficit

Balance at January 1, 2022	27,273	$-	$741	$76	$11	$(378)	$450
Share based payment reserve	-	-	-	11	-	-	11
Net comprehensive loss for the period	-	-	-	-	(25)	(727)	(752)
Balance at September 30, 2022	27,273	$-	$741	$87	$(14)	(1,105)	$(291)

	Ordinary shares		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Capital	compensation	loss	Deficit	Equity

Balance at January 1, 2023	27,273	$-	$741	$91	$(12)	$(1,188)	$(368)
Exercise of options	4,091	-	91	9	-	-	100
Issuance of shares in respect of converted loan	7,636	-	509	-	-	-	509
Effect of reverse merger	1,236,117,029	124	(148)	-	-	-	(24)
Issuance of shares in respect of private placement	136,500,000	13	488	-	-	-	501
Net comprehensive loss for the period	-	-	-	-	(20)	(528)	(548)
Balance at September 30, 2023	1,372,656,029	$137	$1,681	$100	$(32)	$(1,716)	$170

See accompanying Notes to Condensed Consolidated Financial Statements

FUEL DOCTOR HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands except share and per share data
(Unaudited)

	For the nine months ended
	September 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(528)	$(750)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Share-based payment expenses	9	11
Share in losses of affiliate	24	42
Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	25	(38)
Increase (decrease) in related parties	26	326
Increase (decrease) in accounts payable	(99)	237
Increase in other accounts payable and accrued expenses	32	142
Increase in deferred revenues	-	50
Net cash provided by operating activities	(511)	20

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Effect of reverse merger	3	-
Increase in other accounts receivable	-	(6)
Investment in affiliated company	-	(61)
Net cash used in investing activities	3	(67)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in respect of a private placement	500	-
Proceeds from exercise of options	91	-
Net cash provided by financing activities	591	-

Net increase (decrease) in cash	83	(47)
Effect of changes in foreign exchange rates	1	-
Cash at beginning of year	27	167

Cash at end of period	$111	$120

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Franchise taxes	$-	$-
Changes in non-cash working capital due to merger:
Increase in cash	3
Increase in Accounts payable	65
Decrease in Related party balances	40

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of shares to in respect of converted loan	$509	$-

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

Charging Robotics was formed in February 2021, as an Israeli corporation, to focus on an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform will include a component which is small enough to fit under the vehicle, and which will automatically position itself for maximum efficiency charging and will return to its docking station at the end of the charging operation. Charging Robotics is  also in the final stages of developing and installing a Wireless EV Charging System for automatic parking lots based on our wireless electricity transfer module, the first prototype of which is slated to be installed in an automated parking facility in Tel Aviv, Israel in December 2023, for pilot testing.

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

(UNAUDITED)

NOTE 2 – UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONT.)

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

(UNAUDITED)

NOTE 2 – UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONT.)

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

NOTE 2 – UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONT.)

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the nine months ended September 30, 2023, are not necessarily indicative of the results for the year ending December 31, 2023, or for any future period.

Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2022, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 21, 2023 (the “2022 Annual Report”).

As of September 30, 2023, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2022 Annual Report.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 3 – GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $1,188, as of December 31, 2022, and $1,716 ,as of September 30, 2023, and further losses are anticipated in the development of its business. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

On September 30, 2023, the balance of the Loan Principal Amount granted was $61.

c.	The following table summarizes the equity method accounting for the investment in affiliated company:

Balance January 1, 2022	217
Share in losses of affiliated company	(42)
Foreign currency translation	(23)
Balance December 31, 2022	152
Share in losses of affiliated company	(24)
Foreign currency translation	(22)
Balance September 30, 2023	106

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 5 – INTANGIBLE ASSET

The Company considers all intangibles to be definite-lived assets with lives of 20 years. The Company will start amortization at the end of the product development.  Intangibles consisted of the following on September 30, 2023  and December 31, 2022:

Balance, January 1, 2022	$74
Additions	-
Balance, December 31, 2022	$74
Additions	11
Balance, September 30, 2023	$85

NOTE 6 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

(i)	The compensation to key management personnel for employment services they provide to the Company is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Consulting Fees – CEO	$21	$21	$63	$66
Consulting Fees - CFO	$12	$2	$32	$6

No director fees were paid during the nine months ended September 30, 2023 and 2022.

(ii)	Balances owed to related parties

	September 30,	December 31,
	2023	2022
Consulting Fees - CEO	$8	$28
Consulting Fees - CFO	4	17
Medigus	61	550
	$73	$595

b.	The Company currently operates out of an office of a related party free of rent.

c.	As of January 1, 2023, Charging Robotics owed a related party $550 (“Medigus Loan”). The Medigus Loan bears interest in accordance with section 3(i) of the Israeli tax code (2.42% annually during 2022) and no fixed date for repayment has been determined. On January 1, 2023, Charging Robotics and Medigus signed an agreement to amend the terms of the Medigus Loan (“Medigus Loan Agreement”). Pursuant to the Medigus Loan Agreement, the interest rate remains unchanged, and the capital and interest was to be repaid in cash or shares, or a combination thereof by June 30, 2023. On April 4, 2023, the Medigus Loan balance owing was $553. $509 of the Medigus Loan was converted into 28 shares of Charging Robotics and the remaining Medigus Loan balance will be repaid in cash. The Company is in discussions with Medigus to extend the repayment date of the remaining loan balance.

d.	On October 1, 2021, Charging Robotics signed a consulting agreement with the CEO, pursuant to which Charging Robotics will pay the CEO a monthly fee of NIS 24,700 (approximately $7). Subject to approval of Charging Robotics’ board of directors (“Board”), the CEO shall be entitled to receive stock options in the Company that will entitle him to own 3% of Charging Robotics. The options will have an exercise price equivalent to a Charging Robotics valuation of $10,000. As of the date of this report, the options have not been issued as the Board has not yet approved their issuance.

During the nine months ended September 30, 2023, the CEO earned $63 (during the nine months ended September 30, 2022 - $66).

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

a.	As of September 30, 2023, and December 31, 2022, the Company’s share capital is composed as follows:

	September 30, 2023		December 31, 2022
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Shares of common stock (“Shares”)	2,990,000,000	1,372,656,029	2,990,000,000	27,273
Preferred shares	10,000,000	-	10,000,000	-

On March 22, 2022, the Company Amended the Articles of Incorporation and increased the number of authorized shares to 3,000,000,000 with a par value of $0.0001 of which 2,990,000,000 shares shall be common stock with a par value of $0.0001 and 10,000,000 shares shall be preferred stock with a par value of $0.0001.

There were no shares of preferred stock outstanding at September 30, 2023, and December 31, 2022.

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

On July 4, 2023, the Company approved its 2023 Equity Incentive Plan (the “Plan”) for the directors, officers, consultants and employees of the Company and its subsidiaries. The maximum number of options and restricted share units (“RSU”) issuable under the Plan shall be equal to 205,898,404 shares of the outstanding common shares of the Company. As of the date of this report, no options or RSUs have been issued by the Company.

On August 28, 2023, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), to (i) change its name to Charging Robotics Inc. (the “Name Change”); and (ii) effect a one-for-one hundred fifty reverse stock split (the “Reverse Stock Split”) of its outstanding shares of Common Stock.

The Company has submitted an Issuer Company-Related Action Notification Form to the Financial Industry Regulatory Authority, Inc. (“FINRA”) regarding the Name Change and Reverse Stock Split. FINRA’s approval of the Name Change and Reverse Stock Split is currently pending.

As a result of the Reverse Stock Split, shares of the Company’s common stock will be assigned a new CUSIP number which will be announced prior to the effective date of the Reverse Stock Split. The Reverse Stock Split does not affect the total number of shares of capital stock, including the common stock, that the Company is authorized to issue, or the par value of the common stock, which shall remain as set forth pursuant to the Certificate of Incorporation. No fractional shares of common stock will be issued in connection with the Reverse Stock Split, all of which were rounded up to the nearest whole number. The Company’s outstanding warrants and equity awards will be adjusted as a result of the Reverse Stock Split, as required by the terms of such warrants and equity awards.

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

Pursuant to the Acquisition (as defined in note 1), the Company issued the previous shareholders of Charging Robotics 922,500,000 warrants exercisable upon the Company achieving each of the three (3) performance milestones (“the Earn Out Milestones”) as follows:

(i)	Inhouse demonstration for automatic robotic charging of an electric vehicle – until December 31, 2025.

(ii)	Conditional PO for first system for automatic car parks – until December 31, 2025.

(iii)	Commercial agreement for pilot with an organization which was approved by the board – until December 31, 2025.

All Earn Out Milestones shall immediately accelerate upon the Company uplisting to the Nasdaq stock exchange.

c.	Share options in the Company

As of September 30, 2023 and December 31, 2022 there are no outstanding options in the Company

d.	Share options in Charging Robotics

On February 1, 2022, Charging Robotics issued 4 BGU Options, effective January 1, 2022. The fair value of the BGU Options granted was $30 using the Black-Scholes option pricing model using the following assumptions:

January 2022
Charging Robotics share price	$7,410
Charging Robotics Exercise price	$0
Dividend yield	0%
Risk-free interest rate	0.48%
Expected term (in years)	10
Volatility	75%

For the nine months ended September 30, 2023, the Company recorded $9 in share-based compensation expenses in respect of the BGU Options (during the nine months ended September 30, 2022 - $11).

A summary of stock options activity during the period is as follows:

	Number	Average weighted exercise price

Options outstanding at December 31, 2021	18	$8,333
Granted	4	-

Options outstanding at December 31, 2022	22	$6,818
Exercised	(18)	8,333
Options outstanding at September 30, 2023	4	$-

Options exercisable at December 31, 2022	-	$-

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 7 – COMMON STOCK AND PREFERRED STOCK (CONT.)

The following Charging Robotics options are outstanding as of September 30, 2023:

Issuance date	Options outstanding	Exercise price per option	Options exercisable	Expiry date
January 1, 2022	4	$-	-	January 1, 2032

The following Charging Robotics options are outstanding as of December 31, 2022:

Issuance date	Options outstanding	Exercise price per option	Options exercisable	Expiry date
January 7, 2021	18	$8,333	18	January 7, 2026
January 1, 2022	4	$-	-	January 1, 2032
	22		18

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred through November 13, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the nine months ended September 30, 2023, other than described below:

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

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Recent Developments

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with Medigus Ltd. (“Medigus), the sole shareholder of Charging Robotics Ltd. (“Charging Robotics”). Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023, the Company acquired 100% of the issued and outstanding share capital of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly-owned subsidiary of the Company, in exchange for the issuance of a total of 921,750,000 newly issued shares of the Company’s common stock, $0.0001 par value per share (the “Shares”), and a total of 922,500,000 warrants to purchase Shares exercisable at par. As a result of the Acquisition, Medigus holds 67% of our outstanding share capital, with an option to increase its holdings to up to 71% of our outstanding share capital based on pre-set milestones set forth in the Acquisition Agreement.

Charging Robotics was formed in February 2021, as an Israeli corporation, to focus on an innovative wireless electric vehicles (“EVs”) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms.

The robotic platform will include a component which is small enough to fit under the vehicle, and which will automatically position itself for maximum efficiency charging and will return to its docking station at the end of the charging operation.  The Company is concurrently also in the final stages of developing and installing a Wireless EV Charging System for automatic parking lots based on our wireless electricity transfer module, the first prototype of which is slated to be installed in an automated parking facility in Tel Aviv, Israel in December 2023, for purposes of pilot testing.

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

On July 4, 2023, the Company approved its 2023 Equity Incentive Plan (the “Plan”) for the directors, officers, consultants and employees of the Company and its subsidiary companies. The maximum number of options and restricted share units (RSU) issuable under the Plan shall be equal to 205,898,404 Shares. As of the date of this report, no options or RSUs were issued.

In August 2023, Charging Robotics received a letter of intent from an automatic car park provider in Israel to evaluate its EV wireless charging system in one of the car park provider’s automatic car parks in Tel Aviv, Israel. We are therefore now shifting our attention away from the robotics solution to what we believe is a more easily-obtainable and, closer-to-market, wireless charging solution for automatic car parks. One of the market challenges is the limited availability of EV with wireless charging capabilities. By targeting the automatic car parks market with a solution that enables charging of EVs without wireless charging capabilities, we believe that we will be able to achieve sales sooner and with less resources. In addition, this solution does not require extensive developments that are needed for the robotic system. Charging Robotics plans to install this system for pilot testing in the parking facility in Tel Aviv, Israel in December 2023. Charing Robotics submitted this project for non-dilutive funding from the Israeli Innovation Authority in October 2023, and expects a response to its submission in November 2023.

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

Results of Operations for the nine months ended September 30, 2023 and September 30, 2022

Revenues

We have generated revenues of $0 and $0 for the nine months ended September 30, 2023 and September 30, 2022, respectively.

Operating expenses

Operating expenses for the nine months ended September 30, 2023, were $504 thousand compared with $708 thousand for the nine months ended September 30, 2022.  The decrease in operating expenses in 2022, is due to a decrease in research and development expenses, offset by an increase in general and administrative expenses. Research and development expenses for the nine months ended September 30, 2023, amounted to $294 thousand, compared to $577 thousand for the nine months ended September 30, 2022. The decrease is mainly due to a decrease in the use of subcontractors. Subcontractor expenses for the nine months ended September 30, 2023, amounted to $241 thousand, compared to $542 thousand for the nine months ended September 30, 2022. General and administrative expenses increased by $79 thousand, from $131 thousand for the nine months ended September 30, 2022 to $210 thousand for the nine months ended September 30, 2023. The increase in general and administrative expenses is related to increased activity by the Company to pursue a potential acquisition of a company.

Results of Operations of the Company for the three months ended September 30, 2023 and September 30, 2022

Revenues

We have not generated any revenues for the three months ended September 30, 2023 and September 30, 2022.

Operating expenses

Operating expenses for the three months ended September 30, 2023, were $272 thousand compared with $252 thousand for the three months ended September 30, 2022. Research and development expenses for the three months ended September 30, 2023, amounted to $145 thousand, compared to $213 thousand for the three months ended September 30, 2022. The decrease is due mainly to a decrease in subcontractor expenses. General and administrative expenses increased by $88 thousand, from $39 thousand for the three months ended September 30, 2022, to $127 thousand for the three months ended September 30, 2023. The increase in general and administrative expenses is related to increased activity by the Company to pursue a potential acquisition, which was completed in April 2023.

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, the Company’s cash balance was $111 thousand and $27 thousand, respectively.

As of September 30, 2023 and December 31, 2022, the Company’s total assets were $409 thousand and $384 thousand, respectively.

As of September 30, 2023, the Company had total liabilities of $239 thousand that consisted of $74 thousand in accounts payable and accrued liabilities, $73 thousand in related parties, $49 thousand in deferred revenues and $43 thousand in other payables.

As of December 31, 2022, the Company had total liabilities of $752 thousand that consisted of $108 thousand in accounts payable and accrued liabilities, $595 thousand in related parties and $49 thousand in deferred revenues.

As of September 30, 2023, the Company had a negative working capital of $33 thousand. As of December 31, 2022, the Company had negative working capital of $605 thousand.

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	September 30,	December 31,
	2023	2022

Current Assets	$157	$98
Current Liabilities	190	703
Working Capital (deficit)	$(33)	$(605)

Cash Flows

	September 30,	September 30,
	2023	2022

Cash flows (used) generated in operating activities	$(511)	$20
Cash flows used in investing activities	3	(67)
Cash flows from financing activities	591	-
Net increase (decrease) in cash during the period	$83	$(47)

Cash Flows from Operating Activities

During the nine months ended September 30, 2023, we had negative cash flow from operations of $511 thousand compared to a positive cashflow of $20 thousand for the nine months ended September 30, 2022, which resulted mainly from an increase in non-cash working capital.

Cash Flows from Investing Activities

During the nine months ended September 30, 2023, we had positive cashflow of $3 from investing activities, compared to a negative cashflow of $67 thousand for the nine months ended September 30, 2022.

Cash Flows from Financing Activities

During the nine months ended September 30, 2023, we had a positive cash flow from financing activities of $591 thousand, compared to no cashflow for the nine months ended September 30, 2022.

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

The Company, as of September 30, 2023, had $111 thousand in cash and has not generated any revenues from operations to date. For the nine months ending September 30, 2023 and September 30, 2022, our operating expenses amounted to $504 thousand and $707 thousand, respectively. In the previous two fiscal years our operating expenses were $768 thousand and $408 for the years ended December 31, 2022 and December 31, 2021, respectively.

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

Other Contractual Obligations

As of the year ended December 31, 2022 and the nine months ended September 30, 2023, we did not have any contractual obligations, other than those already disclosed in the Form 10K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of September 30, 2023 and as of the date of this filing, November 13, 2023.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2023 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2023 are fairly stated, in all material respects, in accordance with GAAP.

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

PART II.OTHER INFORMATION

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

FUEL DOCTOR HOLDINGS, INC.

Date: November 13, 2023	By:	/s/ Hovav Gilan
		Name:	Hovav Gilan
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gadi Levin
		Name:	Gadi Levin
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)