Form 10-K
period 2023-12-31
FUEL DOCTOR HOLDINGS, INC.
filed 2024-03-12
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-56253

FUEL DOCTOR HOLDINGS, INC.

(Exact name of registrant as specified in charter)

Delaware	26-2274999
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

20 Raul Wallenberg Street, Tel Aviv, Israel	6971916
(Address of principal executive offices)	(Zip code)

(678) 558-5564

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share.

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $133 million.

Number of shares of common stock outstanding as of December 31, 2023 was 1,372,656,029.

Documents Incorporated by Reference: None.

i

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to Fuel Doctor Holdings, Inc., a Delaware corporation, and its wholly-owned subsidiary, Charging Robotics, Ltd.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2023, are translated using the rate of NIS 3.6270 to $1.00, based on the exchange rate reported by the Bank of Israel on that date.

On August 28, 2023, Fuel Doctor Holdings Inc. filed an amended and restated certificate of incorporation, or the Amended and Restated Certificate of Incorporation, to (i) change its name to Charging Robotics Inc., and (ii) effect a one-for-one hundred fifty reverse stock split, (the “Reverse Stock Split”) of its outstanding shares of common stock, par value $0.0001 per share.

The Company has submitted an Issuer Company-Related Action Notification Form to the Financial Industry Regulatory Authority, Inc. (“FINRA”) regarding the foregoing name change and Reverse Stock Split. FINRA’s approval of the name change and Reverse Stock Split is currently pending, and accordingly all information in this Annual Report on Form 10-K relating to shares or price per share does not reflect the 1-for-150 reverse stock split effected by us on August 28, 2023. The Company intends to file a subsequent Current Report on Form 8-K upon receipt of approval from FINRA announcing the effectiveness of the Name Change and Reverse Stock Split.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing, security, political and economic instability in the Middle East that could harm our business, including due to the current war between Israel and Hamas and the demand for the Company’s products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

The foregoing sets forth some, but not all, of the factors that could affect our ability to achieve results described in any forward-looking statements. You should read this Annual Report on Form 10-K and the documents that we reference herein and have filed as exhibits to the Annual Report on Form 10-K, completely and with the understanding that our actual future results may be materially different from what we expect. You should assume that the information appearing in this Annual Report on Form 10-K is accurate as of the date hereof. Because the risk factors referred to in this Annual Report on Form 10-K, could cause actual results or outcomes to differ materially from those expressed in any forward-looking statements made by us or on our behalf, you should not place undue reliance on any forward-looking statements.

Further, any forward-looking statement speaks only as of the date on which it is made, and we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which the statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Annual Report on Form 10-K, and particularly our forward-looking statements, by these cautionary statements.

ITEM 1. BUSINESS

About Charging Robotics

Charging Robotics was formed in February 2021, as an Israeli corporation, with the main goal of developing an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance induction coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform will include a component which is small enough to fit under the vehicle, and which will automatically position itself for maximum-efficiency charging, and upon charging completion will automatically return to its docking station or to charge the next vehicle.

In June 2023, the Company decided to focus its resources on supplying wireless charging solution for the Automated Parking System (APS) market. APSs are used to store vehicles automatically when a driver arrives to the parking facility, and retrieve them when such driver wishes to depart. The vehicles are stored in areas with no human access, which make charging an EV using the traditional cable-and-plug system impractical, since drivers cannot reach their vehicles in order to connect the plug. The Company’s innovative solution utilizes wireless electrical transfer modules via robotics to solve the charging needs of EVs in APSs. The Company’s solution will be used transfer electricity wirelessly from the APS’s building’s electrical grid to the vehicle (or alternatively, to a carrier plate on which the vehicle is located). This will enable EVs to charge in “no access” areas of APSs. Currently, the Company is engaged in a pilot project to implement its solution in an APS in Tel Aviv, Israel.

The EV Market

The EV market is growing globally, due to favorable government policies and support (e.g., subsidies and grants), growing sensitivity toward a cleaner environment and demand for zero-emission vehicles, and resulting heavy investments in R&D from vehicle manufacturers. EV market growth requires charging infrastructure to grow as well. EV chargers are used to provide charging to EVs with a battery and the electrical source that helps to charge the battery. Currently the most common and leading solution are charging cables. Under a scenario where EV will hit 30% market share by 2030, the International Energy Agency forecasts that as many as 30 million public chargers would be needed to serve regular passenger vehicles – a number 50 times more than today’s installation-based vehicles.

We aim to become world’s first wireless charging solution that is set on an autonomous robot, for seamless charging experience. Our growth strategy is to primarily focus on public parking lots. Later in our growth strategy we aim to address private mass markets. In addition to entering markets with our technology, we aim to expand our development, design, and manufacturing capabilities.

Industry Overview and Market Challenges

After entering commercial markets in the first half of the decade, EV sales have soared to 7.2M vehicles in 2019, surpassing 2018 – already a record year. Number of electric cars sold is expected to grow to 26.9 million by 2030.

At the end of 2019, there were only 7.3 million EV chargers installed worldwide, and according to some research entities, developing public charging infrastructures to meet the demand is a key challenge to the EV industry.

A lack of public charging stations is keeping people from giving up their gas-guzzling vehicles. A recent University of California-Davis survey of EV owners in California found that 20% switched back to a gas car because charging was too much of burden.

Some countries are also taking major actions to face the challenge of EV charging. By way of example, the U.S. Bipartisan Infrastructure Law passed in November 2021, and includes a budget of $7.2 billion, designated solely to EV charging infrastructure. It’s part of the White House’s broader goal to fight climate change and get more Americans into zero-emission vehicles.

Currently, the main charging solution that is adopted globally is cable charging. But this is about to change. Wireless charging technology for the automotive industry is expected to be the fastest growing segment of the wireless charging solutions entire market by year 2027.

The automotive wireless charging market is highly driven by an increase in sales of EVs and their demand for the safer, convenient, and faster wireless charging system compared to cables.

An increase in R&D activities by the leading automotive giants such as BMW, Nissan, and Chevrolet is expected to boost the growth of the market. The Mercedes Benz model S550e–the hybrid version of its Flagship S class sedan, adopted Qualcomm’s wireless charging technology. This suggests that the wireless charging market has huge potential in the EV & consumer electronics sector.

Our Solution

Our current product which we are pilot testing with an APS supplier in Israel is a system that wirelessly charges EVs in APSs. Upon arrival at the APS, the driver parks the EV on a plate used by the APS to transport the EV to the final parking location. The EV remains on the plate until it is retrieved by the APS and the driver enters the EV departs. When a driver parks an EV on these chagrining plates, they connect a regular charging cable to a socket installed on the plate, at which point the plate moves through the APS via conveyors and elevators to the parking location. Our system is installed in two parts. The electricity receiving component is installed on the plate and consists of a receiving coil and supporting electronics and a socket where the driver connects a cable to the charging socket of the EV. The system’s transmitting component is installed in the APS facility and consists of a transmitting coil and the supporting electronics. As the driver parks the EV and connects the cable from the plate to the EV, he initiates that charging using our mobile application. Once initiated, the system goes into standby mode. Upon the plate arriving at its final parking location, charging of the EV begins. When the plate and EV are in the final parking position, the transmitting coil and the receiving coil are in proximity and by way of electromagnetic induction, electricity passes from the stationary part (transmitting) of the system to the moving (receiving) part of the system. This enables the charging of EVs in places where drivers can not enter and manually connect a plug.

Although we have decided to currently focus on the solution for APSs, longer term future products will include the robotic solutions on which the Company was founded. We have succeeded in developing a tethered robotic solution. This robot was intended to charge an EV of a disabled driver and offer an automatic method for wireless charging of EVs. This solution will offer a big benefit for disabled drivers who have difficulty using a regular plug-and-cable-based charger. For these drivers, it is merely impossible to exit the EV, go to the charger, take the cable and connect the plug to the EV. Using our solution, charging will be performed automatically using the tethered robot. As the driver parks the EV, that robot will recognize the EV and will automatically navigate under the EV and charge it wirelessly. For this we have developed a patent-pending technology to navigate to the EV using data obtained by lidar (laser-based) sensors viewing only the EV’s wheels.

The following is a depiction of the robotic system for wireless charging of EV of disabled drivers:

The tethered robotic platform designed for wireless charging EV of disabled drivers. Transmitting coil seen above the robot. Lidar sensors for navigation are seen in front of the robot. Tether cable for supplying electricity and communication is seen behind the robot.

While we have nearly completed the development of this system, we have decided to shift our attention and entirely focus on the solution for wireless charging to EV in APSs, and subsequently return to completion of the development of this robotic-based solution once market conditions become more favorable. We expect this solution will consist of a robotic wireless charging system platform to carry the Wireless Power Transfer (WPT) from charging station or charging truck, to a driver’s EV that needs electric charging. State of the art, autonomous WPT technology will charge the EV quickly and autonomously.

We expect the robotic solution’s signature characteristics will include:

●	Fully autonomous and wireless: A robotic platform that is fully autonomous and wireless or plugged into a 230V/110V socket and travel freely. It can return to a charging station and charge itself. GPS-based location transmitter and communication via cellular network. AI-based system for robot navigation. Bluetooth communication with the EV or a receiver on a EV.

●	Seamless charging: The robot travels under the EV and charges it without driver or operator assistance. EV can leave the parking space while the robot is still under the EV.

●	Motherships: Motherships act as a smart grid element.

●	Efficient Charging: The charging coils are dynamically aligned by the robot to maximize the charging rate and efficiency. Robot can identify the type and model of the EV to be charged. System can act as an energy storage for smart grid. Leverage high low electricity prices and grid load balancing.

We expect the robotic solution to function as follows:

●	Step I: Driver submits charging request to current location via our app.

●	Step II: Robot approaches EV. AI identifies EV type for charging method and driver for billing purposes.

●	Step III: Robot moves to optimal charging position and charging begins.

●	Step IV: When battery is fully charged, or as otherwise instructed by the driver, the robot returns to home dock for self-charging. Driver is billed for electricity transferred.

Competition

Wireless charging solutions that are currently being developed are usually in the form of a pad or surface. Companies developing such technology include Robert Bosch GmbH (Germany), Continental AG (Germany), WiTricity Corporation (U.S.), ZTE Corporation (China), and HELLA KGaA Hueck & Co. (Germany), Qualcomm Technologies Inc./WiTricity Corporation, to name a few.

Below is a competitive analysis of our solution in comparison to other EV charging technologies, either existing or currently in development. Analysis is based on the Company’s best knowledge and understating.

Strategy and Business Model

Our goal is to become a global leader in EV wireless charging by providing efficient, effortless, affordable, and scalable solutions. We intend to achieve our goal by implementing the following strategies:

B2B channel as a market penetration. Our go-to-market strategy is based on offering our solutions on a B2B basis. We intend to market our solution to owners and/or operators of public parking spaces of many varieties, such as shopping malls, office buildings, entertainment centers, hospitals, sports centers etc.

Variety of business models. The Company will sell three different products, each utilizing different business models:

1.	Stationary EV Wireless Charging System. These systems will be used to charge vehicles in APSs. These systems will be sold to the end-user as capital equipment with payment at the installation of the system and recurring revenues for services after the warranty period has concluded.

2.	Software as a Service (SaaS). The user interface that is used to operate our system is developed in cooperation with Make My Day (a company specializing in app development for EV fleet management). This user interface is used by the driver to get recommendations for a driving route that optimizes EV electricity consumption, and also has functions which assist the driver in utilizing our system upon arrival to an APS. Based on the benefits that this solution provides drivers, we intend to monetize it to generate another revenue stream by way of subscription fees and/or advertisements once we’ve sufficiently scaled to reach a wider driver audience.

3.	Robotics System. Upon completion of development of the robotics system, we intend to introduce this new business model. This business model will be based on installing the robotics system in APSs at our own expense, and subsequently charging the end user for the electricity purchased to charge the EVs. We expect this will also provide a recurring revenue stream.

We intend to offer these different types of business models to increase our technology adoption. Such business models are selling robots to end users, operating the robots and generating revenues from selling electricity, renting robots to end users and charging a subscription fee for the app used to optimize EV battery usage.

Addressing niche markets that requires alternative to cable charging. Since the foundation of our Company, we came across other potential niche EV charging markets that are in search for alternatives to traditional cable-based charging. As mentioned above, a prime example where our solution could make a significant difference for users is with respect to charging stations for handicap people. Our robotic technology could potentially be a unique and optimal solutions for EV handicap people who struggle with cable charging for their EVs.

Cooperation with EV charging infrastructure companies and EV manufacturers. Part of our strategy is to establish cooperation or joint ventures with EV charging infrastructure companies and EV manufacturers. We believe that, with such partnerships, we could work on additional robotic-based solutions, enhance relevant robot or charging capabilities and create faster go-to-market channels.

Building a brand. We believe the Company can become a global known brand for robotic charging solutions. We intend to make significant efforts in growing our brand recognition and building a global market footprint and market position.

Government Regulation

We are subject to the same regulations as regular charging stations. Since governments are globally playing a major role in the growth of the EV Supply Equipment market, as they mandate policies and set targets related to the adoption of EVs and charging infrastructure, there are markets where more regulation has the potential to positively impact our growth and success. We intend to focus on these markets and countries where we believe regulation could boost adoption of our solution and our sales.

Intellectual Property

We currently own, either jointly or solely, several intellectual property (IP) assets, at various stages, pursuant to the following table:

Patent Title or Published Patent Application Title	Ownership	Jurisdiction	Estimated Expiration
System and method for Wireless Vehicle Battery Charging	Owned	US	2041
Circuit and method for controlling a high-frequency resonant power conversion system having components with fluctuating parameters	Exclusive license	US	2039
Generalized single-side compensation networks for inductive wireless power transfer systems	Exclusive license	PCT	2043
Wireless Power Transfer Links Attaining Zero-Phase Angle and Arbitrary Load-Independent Voltage Gain	Exclusive license	PCT	2043
System and method for alignment of wireless power transfer systems	Jointly owned with BGU	PCT	2042

**	Designates that IP which is either exclusively licensed from Ben Gurion University in Be’er Sheva, Israel (BGU), or jointly owned with BGU.

We also rely on trade secrets, know-how, and continuous innovation to develop and maintain our competitive position. We cannot be certain that patents will be granted with respect to any patent applications filed by us in the future, nor can we be assured that any patents granted to us in the future will be commercially useful in protecting our technology.

Our success depends, in part, on an IP portfolio that supports future revenue streams and erects barriers to our competitors.

Despite these measures, any of our IP and proprietary rights could be challenged, invalidated, circumvented, infringed or misappropriated. IP and proprietary rights may not be sufficient to permit us to take advantage of current market trends or otherwise to provide competitive one.

Employees

Currently, we have three senior management positions (CEO and CFO), who we engage in part-time capacities via consulting agreements. In addition, we have four engineers working for us as part-time consultants. All of our engineers and management is located in Israel. At present we do not employ any of our personnel, and none are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good working relationships with our management and our engineers. As a result of Charging Robotics being located in Israel, to the extent that we enter into employment agreements, we will be subject to certain Israeli labor laws, regulations and national labor court precedent rulings, as well as certain provisions of collective bargaining agreements applicable to us by virtue of extension orders issued in accordance with relevant labor laws by the Israeli Ministry of Economy and which apply such agreement provisions to our employees even though they are not part of a union that has signed a collective bargaining agreement.

All of our consulting agreements include undertakings by our personnel with respect to confidentiality, non-competition and assignment to us of IP rights developed in the course of their engagement. Our consulting agreement with our CEO includes provisions with respect to assignment to us of intellectual property rights developed in the course of employment and confidentiality. The enforceability of such provisions is subject to Israeli law.

Properties

Our corporate headquarters are located at 20 Raul Wallenberg Street, Tel Aviv, Israel 6971916, under a lease held by our shareholders, free of rent to the company. In addition, we operate a small laboratory for research and development purposes at 7 Hasahlavim Street, Kadima, Israel 6095216, which property is owned by our CEO, and which is also operated free of rent to the company.

Legal Proceedings

We are not aware of any pending or threatened legal proceedings involving our Company or its assets.

Company Information

Our principal executive offices are located at 20 Raul Wallenberg Street, Tel Aviv, Israel 6971916, and our telephone number is (678) 558-5564. Our website address is www.chargingrobotics.com. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

We use our website (www.chargingrobotics.com) as a channel of distribution of Company information. The information we post through this channel may be deemed material. Accordingly, investors should monitor our website, in addition to following our press releases, SEC filings and public conference calls and webcasts. The contents of our website are not, however, a part of this Annual Report on Form 10-K.

Corporate History

Fuel Doctor Holdings, Inc. (the “Company”) was incorporated in the State of Delaware on March 25, 2008 as Silver Hill Management Services, Inc. On August 24, 2011, the Company amended its Certificate of Incorporation and changed its name to Fuel Doctor Holdings, Inc.

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of Charging Robotics Ltd. (“Charging Robotics”). Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023 (the “Closing”), the Company acquired 100% of the issued and outstanding stock of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly owned subsidiary of the Company, in exchange for the issuance of a total of 921,750,000 newly-issued shares of the Company’s common stock to the former shareholders of Charging Robotics.

Charging Robotics was formed in February 2021, as an Israeli corporation, with the main goal of developing an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform will include a component which is small enough to fit under the vehicle, and which will automatically position itself for maximum-efficiency charging, and upon charging completion will automatically return to its docking station. Charging Robotics also developed a Wireless EV Charging System for automatic parking lots based on our wireless electricity transfer module.

On April 6, 2023, the Company issued a total of 136,500,000 newly issued shares of the Company’s common stock in respect of a private placement for total proceeds of $500.

On August 28, 2023, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), to (i) change its name to Charging Robotics Inc. (the “Name Change”); and (ii) effect a one-for-one hundred and fifty reverse stock split (the “Reverse Stock Split”) of its outstanding shares of Common Stock.

The Company submitted an Issuer Company-Related Action Notification Form to the Financial Industry Regulatory Authority, Inc. (“FINRA”) regarding the Name Change and Reverse Stock Split within FINRA’s required time frame, on August 30, 2023. FINRA’s approval of the Name Change and Reverse Stock Split is currently still pending.

As a result of the Reverse Stock Split, shares of the Company’s common stock will be assigned a new CUSIP number which will be announced prior to the effective date of the Reverse Stock Split. The Reverse Stock Split does not affect the total number of shares of capital stock, including the common stock, that the Company is authorized to issue, or the par value of the Company’s common stock, which shall remain as set forth pursuant to the Amended and Restated Certificate of Incorporation. No fractional shares of common stock will be issued in connection with the Reverse Stock Split, all of which were rounded up to the nearest whole number. The Company’s outstanding warrants and equity awards will be adjusted as a result of the Reverse Stock Split, as required by the terms of such warrants and equity awards.

On November 22, 2023, the Company announced that Charging Robotics received approval for funding from the Israel Innovation Authority (“IIA”) for a pilot project that includes installing and demonstrating its solution for wireless charging of electric vehicles (EVs) in automated parking systems. The total approved budget for this project is approximately $445, of which the IIA will finance 50%. The Company is now engaged in a pilot project to implement the solution in an APS in Tel Aviv.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the following risk factors and the other information in this Annual Report on Form 10-K before investing in our common stock. Our business and results of operations could be seriously harmed by any of the following risks. The risks set out below are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. If any of the following events occur, our business, financial condition and results of operations could be materially adversely affected. In such case, the value and trading price of our common stock could decline, and you may lose all or part of your investment.

Summary Risk Factors

The principal factors and uncertainties that make investing in our Common Stock risky, include, among others:

Risks Related to Our Financial Condition and Capital Requirements

We are a development-stage company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses since the date of our inception, and anticipate that we will continue to incur significant losses until we are able to successfully commercialize our products.

We are a development-stage company with a limited operating history. We have incurred net losses since our inception, including net losses of approximately $775,000 for the year ended December 31, 2023. As of December 31, 2023, we had accumulated losses of approximately $1,942,000.

We have devoted most of our financial resources to developing our products. The amount of our future net losses will depend, in part, on completing the development of our products, the rate of our future expenditures and our ability to obtain funding through the issuance of our securities, strategic collaborations or grants. We expect to continue to incur significant losses until we are able to successfully commercialize our products. We anticipate that our expenses will increase substantially if and as we:

●	continue the development of our products;

●	establish a sales, marketing, distribution and technical support infrastructure to commercialize our products;

●	seek to identify, assess, acquire, license, and/or develop other products and subsequent generations of our current products;

●	seek to maintain, protect, and expand our intellectual property portfolio;

●	seek to attract and retain skilled personnel; and

●	create additional infrastructure to support our operations as a public company and our product development and planned future commercialization efforts.

Our financial statements contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Our audited financial statements for the period ended December 31, 2023 contain an explanatory paragraph regarding substantial doubt about our ability to continue as a going concern. This going concern opinion could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future financial statements may include an explanatory paragraph with respect to our ability to continue as a going concern. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products. This may raise substantial doubts about our ability to continue as a going concern.

We have not generated any significant revenue from the sale of our current products and may never be profitable.

While we have commenced commercialization efforts, we have not generated any significant revenue since our inception. Our ability to generate revenue and achieve profitability depends on our ability to successfully complete the development of, and to commercialize, our products. Our ability to generate future revenue from product sales depends heavily on our success in many areas, including but not limited to:

●	completing development of our products;

●	establishing and maintaining supply and manufacturing relationships with third parties that can provide adequate (in amount and quality) products to support market demand for our products;

●	launching and commercializing products, either directly or with a collaborator or distributor;

●	addressing any competing technological and market developments;

●	identifying, assessing, acquiring and/or developing new products;

●	negotiating favorable terms in any collaboration, licensing or other arrangements into which we may enter;

●	maintaining, protecting and expanding our portfolio of intellectual property rights, including patents, trademarks, trade secrets and know-how; and

●	attracting, hiring and retaining qualified personnel.

We expect that we will need to raise substantial additional capital before we can expect to become profitable from sales of our products. This additional capital may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

We expect that we will require substantial additional capital to commercialize our products. In addition, our operating plans may change as a result of many factors that may currently be unknown to us, and we may need to seek additional funds sooner than planned. Our future capital requirements will depend on many factors, including but not limited to:

●	the scope, rate of progress, results and cost of product development, and other related activities;

●	the cost of establishing commercial supplies of our products;

●	the cost and timing of establishing sales, marketing, and distribution capabilities; and

●	the terms and timing of any collaborative, licensing, and other arrangements that we may establish.

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our shareholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

If we are unable to obtain funding on a timely basis, we may be required to significantly curtail, delay or discontinue one or more of our research or development programs or the commercialization of our products or be unable to expand our operations or otherwise capitalize on our business opportunities, as desired, which could materially affect our business, financial condition and results of operations.

Our operating results and financial condition may fluctuate.

Even if we are successful in marketing its products to the market, our operating results and financial condition may fluctuate from quarter to quarter and year to year and are likely to continue to vary due to several factors, many of which will not be within our control. If our operating results do not meet the guidance that we provide to the marketplace or the expectations of securities analysts or investors, the market price of the Common Stock will likely decline. Fluctuations in our operating results and financial condition may be due to several factors, including those listed below:

●	the degree of market acceptance of our products and services;

●	the mix of products and services that we sell during any period;

●	long sales cycles;

●	changes in the amount that we spend to develop, acquire or license new products, technologies or businesses;

●	changes in the amounts that we spend to promote our products and services;

●	changes in the cost of satisfying our warranty obligations and servicing our installed base of systems;

●	delays between our expenditures to develop and market new or enhanced systems and consumables and the generation of sales from those products;

●	development of new competitive products and services by others;

●	difficulty in predicting sales patterns and reorder rates that may result from a multi-tier distribution strategy associated with new product categories;

●	litigation or threats of litigation, including intellectual property claims by third parties;

●	changes in accounting rules and tax laws in relevant jurisdictions;

●	changes in regulations and standards;

●	the geographic distribution of our sales;

●	our responses to price competition;

●	general economic and industry conditions that affect end-user demand and end-user levels of product design and manufacturing;

●	changes in interest rates that affect returns on our cash balances and short-term investments;

●	changes in dollar-shekel exchange rates that affect the value of our net assets, future revenues and expenditures from and/or relating to our activities carried out in those currencies; and

●	the level of research and development activities by our company.

Due to all of the foregoing factors, and the other risks discussed herein, you should not rely on quarter-to-quarter comparisons of our operating results as an indicator of our future performance.

Risks Related to Our Business and Industry

We operate in an evolving market which makes it difficult to evaluate our business and future prospects.

Our products are designed to compete in a rapidly evolving market. The market for alternative automobile charging technologies is in its early stages. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for its products and services will develop, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

●	generate sufficient revenue to reach and maintain profitability;

●	acquire and maintain critical market share;

●	achieve or manage growth in operations;

●	develop and renew existing contracts;

●	attract and retain additional engineers and other highly-qualified personnel;

●	successfully develop and commercially market new products;

●	adapt to new or changing policies and spending priorities of governments and government agencies; and

●	access additional capital when required and on reasonable terms.

If we fail to successfully address these and other challenges, risks and uncertainties, its business, results of operations and financial condition would be materially harmed.

We face uncertainty and adverse changes in the economy.

Adverse changes in the economy could negatively impact our business. Future economic distress may result in a decrease in demand for our products and/or a decrease in the demand for electric vehicles, which could have a material adverse impact on the Company’s operating results and financial condition. Uncertainty and adverse changes in the economy could also increase costs associated with developing products, increase the cost and decrease the availability of sources of financing, and increase our exposure to material losses from bad debts, any of which could have a material adverse impact on our financial condition and operating results.

We depend on key personnel to operate our business. An inability to retain, attract, and integrate qualified personnel would harm our ability to develop and successfully grow our business.

Our success and growth strategy depend on our ability to attract and retain key management and operating personnel, including skilled developers, marketing personnel, project managers, product managers and content editors. Our future success depends on our continuing ability to attract, develop, motivate and retain highly qualified and skilled employees. Qualified individuals are in high demand, and we may incur significant costs to attract and retain them. Experienced developers and marketing personnel, who are critical to the success of our business, are also in particularly high demand. Competition for their talents is intense, making it difficult to retain such qualified individuals.

If we fail to manage rapid growth effectively, our brand, business, financial condition and results of operations could be adversely affected.

Rapid growth may impose significant responsibilities on our management, including the need to identify, recruit and integrate additional employees with relevant expertise, expand the scope of our current technological platform and invest in improved controls over technology, financial reporting and information disclosure. If we fail to manage the growth of our business and operations effectively, the quality of our service and the efficiency of our operations could suffer, which could adversely affect our business, financial condition, and results of operations.

In addition, our rapid growth may make it difficult to evaluate our future performance. Our ability to forecast our future results of operations is subject to a number of uncertainties, including our ability to model future growth. If we fail to achieve the necessary level of efficiency in our company as it grows, or if we are not able to accurately forecast future growth, our business would be negatively impacted.

If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

We obtain hardware components, various subsystems and systems from a limited group of suppliers. We do not have long-term agreements with any of these suppliers that obligate it to continue to sell us components, subsystems, systems or products. Our reliance on these suppliers involves significant risks and uncertainties, including whether its suppliers will provide an adequate supply of required components, subsystems or systems of sufficient quality, will increase prices for the components, subsystems or systems and will perform their obligations on a timely basis.

In addition, certain raw materials and components used in the manufacture of our products are periodically subject to supply shortages, and its business is subject to the risk of price increases and periodic delays in delivery. If we are unable to obtain components from third-party suppliers in the quantities and of the quality that it requires, on a timely basis and at acceptable prices, then it may not be able to deliver its products on a timely or cost-effective basis to its customers, which could cause customers to terminate their contracts with the Company, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, then it may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping its products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we loose any of these sources or is required to redesign its products. We cannot predict if it will be able to obtain replacement components within the time frames that it requires at an affordable cost, if at all.

Our products may be subject to recall or returns.

Products are sometimes subject to the recall or return of their products for a variety of reasons, including product defects, safety concerns, packaging issues and inadequate or inaccurate labeling disclosure. If any of the Company’s equipment were to be recalled due to an alleged product defect, safety concern or for any other reason, we could be required to incur unexpected expenses of the recall and any legal proceedings that might arise in connection with the recall. We may lose a significant amount of sales and may not be able to replace those sales at an acceptable margin or at all. In addition, a product recall may require significant management time and attention. Additionally, product recalls may lead to increased scrutiny of our operations by regulatory agencies, requiring further management time and attention and potential legal fees, costs and other expenses.

If we release defective products or services, our operating results could suffer.

Products and services designed and released by us involve complex software programs and physical products, which are difficult to develop and distribute. While we have quality controls in place to detect and prevent defects in its products and services before they are released, these quality controls are subject to human error, overriding, and reasonable resource constraints. Therefore, these quality controls and preventative measures may not be effective in detecting and preventing defects in our products and services before they have been released into the marketplace. In such an event, we could be required, or decide voluntarily, to suspend the availability of the product or services, which could significantly harm its business and operating results.

Our products and services are complex and could have unknown defects or errors, which may give rise to legal claims against us, diminish our brand or divert our resources from other purposes.

Despite testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could significantly reduce our operating margins.

The markets in which we plan to compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.

Continuing technological changes in the market for our products could make its products less competitive or obsolete, either generally or for particular applications. Our future success will depend upon its ability to develop and introduce a variety of new capabilities and enhancements to its planned product and service offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which it offers products. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to purchase our competitors’ products.

If we are unable to devote adequate resources to develop new products or cannot otherwise successfully develop new products or enhancements that meet customer requirements on a timely basis, its products could lose market share, its revenue and profits could decline, and we could experience operating losses.

If we fail to successfully promote our products and brand, this could have a material adverse effect on our business, prospects, financial condition and results of operations.

We believe that brand recognition is an important factor to its success. If we fail to promote our brands successfully, or if the expenses of doing so are disproportionate to any increased net sales it achieves, it would have a material adverse effect on our business, prospects, financial condition and results of operations. This will depend largely on our ability to maintain trust, be a technology leader, and continue to provide high-quality and secure technologies, products and services. Any negative publicity about us or its industry, the quality and reliability of our technologies, products and services, our risk management processes, changes to our technologies, products and services, its ability to effectively manage and resolve customer complaints, its privacy and security practices, litigation, regulatory activity, and the experience of buyers with our products or services, could adversely affect our reputation and the confidence in and use of our technologies, products and services. Harm to our brand can arise from many sources, including failure by us or our partners to satisfy expectations of service and quality; inadequate protection of sensitive information; compliance failures and claims; litigation and other claims; employee misconduct; and misconduct by our partners, service providers, or other counterparties. If we do not successfully maintain a strong and trusted brand, our business could be materially and adversely affected.

Our planned international operations will expose us to additional market and operational risks, and failure to manage these risks may adversely affect our business and operating results.

We expect to derive a substantial percentage of our sales from international markets. Accordingly, we will face significant operational risks from doing business internationally, including:

●	fluctuations in foreign currency exchange rates;

●	potentially longer sales and payment cycles;

●	potentially greater difficulties in collecting accounts receivable;

●	potentially adverse tax consequences;

●	reduced protection of intellectual property rights in certain countries, particularly in Asia and South America;

●	difficulties in staffing and managing foreign operations;

●	laws and business practices favoring local competition;

●	costs and difficulties of customizing products for foreign countries;

●	compliance with a wide variety of complex foreign laws, treaties and regulations;

●	an outbreak of a contagious disease, such as the resurgence of COVID-19, which may cause us, third party vendors and manufacturers and/or customers to temporarily suspend our or their respective operations in the affected city or country;

●	tariffs, trade barriers and other regulatory or contractual limitations on our ability to sell or develop our products in certain foreign markets; and

●	being subject to the laws, regulations and the court systems of many jurisdictions.

Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.

A significant invasion, interruption, destruction or breakdown of our information technology systems and/or infrastructure by persons with authorized or unauthorized access could negatively impact our business and operations. We could also experience business interruption, information theft and/or reputational damage from cyber-attacks, which may compromise our systems and lead to data leakage either internally or at our third-party providers. Our systems are expected to be the target of malware and other cyber-attacks. Although we have invested in measures to reduce these risks, we cannot assure you that these measures will be successful in preventing compromise and/or disruption of our information technology systems and related data.

We rely on business partners, and they may be given access to sensitive and proprietary information in order to provide services and support to our customers.

We rely on various business partners, including third-party service providers, vendors, licensing partners, development partners and licensees, among others, in some areas of our business. In some cases, these third parties are given access to sensitive and proprietary information in order to provide us services and support. These third parties may misappropriate our information and engage in unauthorized use of it. The failure of these third parties to provide adequate services and technologies, or the failure of the third parties to adequately maintain or update their services and technologies, could result in a disruption to our business operations. Further, disruptions in the financial markets and economic downturns may adversely affect our business partners and they may not be able to continue honoring their obligations to us. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner or vendor. If we lose one or more significant business partners, our business could be harmed.

We may be subject to electronic communication security risks.

A significant potential vulnerability of electronic communications is the security of transmission of confidential information over public networks. Anyone who is able to circumvent our security measures could misappropriate proprietary information or cause interruptions in its operations. We may be required to expend capital and other resources to protect against such security breaches or to alleviate problems caused by such breaches.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain effective intellectual property rights for our products, we may not be able to compete effectively in our markets.

Historically, we have relied on trade secret protection and confidentiality agreements to protect the intellectual property related to our technologies and products. Our success depends in large part on intellectual property protection in the United States and in other countries with respect to our proprietary technology and new products.

We may seek to protect our proprietary position by filing patent applications in Israel, the United States and in other countries, with respect to our novel technologies and products, which are important to our business. Patent prosecution is expensive and time consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection.

If we seek patent protection, we cannot offer any assurances about which, if any, patent applications will issue, the breadth of any such patent or whether any issued patents will be found invalid and unenforceable or will be threatened by third parties. Any successful opposition to these patents or any other patents owned by or licensed to us after patent issuance could deprive us of rights necessary for the successful commercialization of any new products that we may develop.

Further, there is no assurance that all potentially relevant prior art relating to our patent applications has been found, which can invalidate a patent or prevent a patent from issuing from a pending patent application. Even if patents do successfully issue, and even if such patents cover our products, third parties may challenge their validity, enforceability, or scope, which may result in such patents being narrowed, found unenforceable or invalidated. Furthermore, even if they are unchallenged, our patent applications and any future patents may not adequately protect our intellectual property, provide exclusivity for our new products, or prevent others from designing around our claims. Any of these outcomes could impair our ability to prevent competition from third parties, which may have an adverse impact on our business. If we cannot obtain and maintain effective patent rights for our products, we may not be able to compete effectively, and our business and results of operations would be harmed.

Further, international trade conflicts could have negative consequences on the demand for our products and services outside Israel. Other risks of doing business internationally include political and economic instability in the countries of our customers and suppliers, changes in diplomatic and trade relationships and increasing instances of terrorism worldwide. Some of these risks may be affected by Israel’s overall political situation.

Intellectual property rights of third parties could adversely affect our ability to commercialize our products, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

It is inherently difficult to conclusively assess our freedom to operate without infringing on third party rights. Our competitive position may be adversely affected if existing patents or patents resulting from patent applications issued to third parties or other third-party intellectual property rights are held to cover our products or elements thereof, or our manufacturing or uses relevant to our development plans. In such cases, we may not be in a position to develop or commercialize products or our product candidates unless we successfully pursue litigation to nullify or invalidate the third-party intellectual property right concerned or enter into a license agreement with the intellectual property right holder, if available on commercially reasonable terms. There may also be pending patent applications that if they result in issued patents, could be alleged to be infringed by our new products. If such an infringement claim should be brought and be successful, we may be required to pay substantial damages, be forced to abandon our new products or seek a license from any patent holders. No assurances can be given that a license will be available on commercially reasonable terms, if at all.

It is also possible that we have failed to identify relevant third-party patents or applications. Patent applications in the United States and in most of the other countries are published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Therefore, patent applications covering our new products or platform technology could have been filed by others without our knowledge. Additionally, pending patent applications which have been published can, subject to certain limitations, be later amended in a manner that could cover our platform technologies, our new products or the use of our new products. Third party intellectual property right holders may also actively bring infringement claims against us. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we are unable to successfully settle future claims on terms acceptable to us, we may be required to engage in or continue costly, unpredictable and time-consuming litigation and may be prevented from or experience substantial delays in pursuing the development of and/or marketing our new products. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing our new products that are held to be infringing, and/or we might be forced to redesign our new products to avoid infringing upon the third party’s intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful.

Competitors may infringe our intellectual property. If we were to initiate legal proceedings against a third party to enforce a patent covering one of our new products, the defendant could counterclaim that the patent covering our product candidate is invalid and/or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, or non-enablement. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant information from the United States Patent and Trademark Office, or USPTO, or made a misleading statement, during prosecution. The validity of U.S. patents may also be challenged in post-grant proceedings before the USPTO. The outcome following legal assertions of invalidity and unenforceability is unpredictable.

Derivation proceedings initiated by third parties or brought by us may be necessary to determine the priority of inventions and/or their scope with respect to our patent or patent applications or those of our licensors. An unfavorable outcome could require us to cease using the related technology or to attempt to license rights to it from the prevailing party. Our business could be harmed if the prevailing party does not offer us a license on commercially reasonable terms. Our defense of litigation or interference proceedings may fail and, even if successful, may result in substantial costs and distract our management and other employees. In addition, the uncertainties associated with litigation could have a material adverse effect on our ability to raise the funds necessary to continue our research programs, license necessary technology from third parties, or enter into development partnerships that would help us bring our new products to market.

Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions, or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have a material adverse effect on the price of our Common Stock.

We may be subject to claims challenging the inventorship of our intellectual property.

We may be subject to claims that former employees, collaborators or other third parties have an interest in, or right to compensation, with respect to our current patent and patent applications, future patents or other intellectual property as an inventor or co-inventor. For example, we may have inventorship disputes arise from conflicting obligations of consultants or others who are involved in developing our products. Litigation may be necessary to defend against these and other claims challenging inventorship or claiming the right to compensation. If we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees.

We may not be able to protect our intellectual property rights throughout the world.

Filing, prosecuting, and defending patents on products, as well as monitoring their infringement in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States.

A substantial part of our commercial success will depend on its ability to maintain, establish and protect its intellectual property assets, maintain trade secret protection, register copyrights and trademarks, and operate without infringing the proprietary rights of third parties. There is a further risk that the claims of a patent application, when ﬁled, may change in scope during examination by the patent offices. Further, if and where a patent is granted, there can be no guarantee that such patent will be valid or enforceable or that the patent will be granted in other jurisdictions.

Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products. Future patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

Many companies have encountered significant problems in protecting and defending intellectual property rights in foreign jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, which could make it difficult for us to stop the marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our future patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to monitor and enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

A significant portion of our intellectual property has been developed by our employees in the course of their employment for us. Under the Israeli Patent Law, 5727-1967, or the Patent Law, inventions conceived by an employee during the scope of his or her employment with a company are regarded as “service inventions,” which belong to the employer, absent an agreement between the employee and employer providing otherwise. The Patents Law also provides that if there is no agreement between an employer and an employee determining whether the employee is entitled to receive consideration for service inventions and on what terms, this will be determined by the Israeli Compensation and Royalties Committee, or the Committee, a body constituted under the Patents Law. Case law clarifies that the right to receive consideration for “service inventions” can be waived by the employee and that in certain circumstances, such waiver does not necessarily have to be explicit. The Committee will examine, on a case-by-case basis, the general contractual framework between the parties, using interpretation rules of the general Israeli contract laws. Further, the Committee has not yet determined one specific formula for calculating this remuneration, but rather uses the criteria specified in the Patents Law. Although we generally enter into agreements with our employees pursuant to which such individuals assign to us all rights to any inventions created during and as a result of their employment with us, we may face claims demanding remuneration in consideration for assigned inventions. As a consequence of such claims, we could be required to pay additional remuneration or royalties to our current and/or former employees, or be forced to litigate such monetary claims (which will not affect our proprietary rights), which could negatively affect our business.

Risks Related to Our Common Stock

We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our Common Stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act, or JOBS Act, and we have elected to take advantage of certain exemptions and relief from various reporting requirements that are applicable to other public companies that are not “emerging growth companies.” These provisions include, but are not limited to: being permitted to have only two years of audited financial statements and only two years of related management’s discussion and analysis of financial condition and plan of operation disclosures; being exempt from compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act; being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and not being required to hold nonbinding advisory votes on executive compensation or on any golden parachute payments not previously approved.

In addition, while we are an “emerging growth company,” we will not be required to comply with any new financial accounting standard until such standard is generally applicable to private companies. As a result, our financial statements may not be comparable to companies that are not “emerging growth companies” or elect not to avail themselves of this provision.

We may remain an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.07 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

The exact implications of the JOBS Act are still subject to interpretations and guidance by the SEC and other regulatory agencies, and we cannot assure you that we will be able to take advantage of all of the benefits of the JOBS Act. In addition, investors may find our common stock less attractive to the extent we rely on the exemptions and relief granted by the JOBS Act. If some investors find our Common Stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may decline or become more volatile.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial fraud.

In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related Commission regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our Common Stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our Common Stock, which is currently quoted for trading on the over-the-counter market, may be considered to be a “penny stock” if it does not qualify for one of the exemptions from the definition of “penny stock” under Section 3a51-1 of the Securities Exchange Act for 1934, as amended (the “Exchange Act”). Our Common Stock may be a “penny stock” if it meets one or more of the following conditions: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the NASDAQ Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our Common Stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the Exchange Act. For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account. Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We may be subject to securities litigation, which is expensive and could divert management attention.

In the past, companies that have experienced volatility in the market price of their stock have been subject to securities class action litigation. We may be the target of this type of litigation in the future. Litigation of this type could result in substantial costs and diversion of management’s attention and resources, which could seriously hurt our business. Any adverse determination in litigation could also subject us to significant liabilities.

If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our shares, our share price and trading volume could decline.

The trading market for our Common Stock will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market or our competitors. We do not have any control over these analysts and we cannot provide any assurance that analysts will cover us or provide favorable coverage. If any of the analysts who may cover us adversely change their recommendation regarding our shares, or provide more favorable relative recommendations about our competitors, our share price would likely decline. If any analyst who may cover us were to cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.

We have no operating experience as a publicly traded company in the United States.

We have no operating experience as a publicly traded company in the U.S. Although at least one individual who now constitutes our management team has experience managing a publicly-traded company, there is no assurance that the past experience of our management team will be sufficient to operate our company as a publicly traded company in the United States, including timely compliance with the disclosure requirements of the SEC.  In addition, our management team may not be able to successfully or efficiently manage our company as a U.S. public reporting company that is subject to regulatory oversight and reporting obligations.

Raising additional capital will cause dilution to our existing stockholders and may affect the rights of existing stockholders.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic and licensing arrangements. To the extent that we raise additional capital through the issuance of equity or convertible debt securities, stockholders’ ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a holder of our Common Stock.

Sales of a substantial number of shares of our Common Stock in the public market by our existing stockholders could cause our share price to fall.

Sales of a substantial number of shares of our Common Stock in the public market, or the perception that these sales might occur, could depress the market price of our Common Stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our Common Stock.

We have never paid, and we currently do not intend to pay dividends.

We have never declared or paid any cash dividends on our Common Stock. We currently intend to retain any future earnings to finance operations and to expand our business and, therefore, do not expect to pay any cash dividends in the foreseeable future. As a result, capital appreciation, if any, of our Common Stock will be investors’ sole source of gain for the foreseeable future. In addition, Israeli law may limit our declaration or payment of dividends and may subject our dividends to Israeli withholding taxes.

Risks Related to Our Location and Operations in Israel

We are exposed to fluctuations in currency exchange rates.

A major portion of our business is conducted, and a material portion of our operating expenses is incurred, outside the United States, mainly in New Israeli Shekels (“NIS”). Therefore, we are exposed to currency exchange fluctuations in other currencies, particularly in NIS and the risks related thereto. Our primary expenses paid in NIS are employee salaries, fees for consultants and subcontractors and lease payments on our Israeli facilities. As a result, we are affected by foreign currency exchange fluctuations through both translation risk and transaction risk. Thus, we are exposed to the risks that: (a) the NIS may appreciate relative to the dollar; (b) the NIS devalue relative to the dollar; (c) the inflation rate in Israel may exceed the rate of devaluation of the NIS; or (d) the timing of such devaluation may lag behind inflation in Israel. In any such event, the dollar cost of our operations in Israel would increase and our dollar-denominated results of operations would be adversely affected. Our operations also could be adversely affected if we are unable to effectively hedge against currency fluctuations in the future.

Our headquarters, research and development and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

We have offices in Tel Aviv, Israel where our primary operations, research and development, and certain other finance activities are based. In addition, all of our officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring Arab countries, as well as terrorist attacks committed both outside, such as Hezbollah (an Islamist militia and political group based in Lebanon), and within Israel such as Hamas (an Islamist militia and political group that controls the Gaza strip).

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen, as described below). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries, such as Iran, will join the hostilities. Such clashes may escalate in the future into a greater regional conflict.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including five full time employees in Israel of ours. Although many of such military reservists have since been released, including all our employees, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of March 12, 2024, we have three senior management positions, who we engage in part-time capacities via consulting agreements. In addition, we have four engineers working for us as part-time consultants. All of these individuals are located in Israel.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our business operations. As such, our product and business development activities remain on track. However, the intensity and duration of Israel’s current war against Hamas is difficult to predict at this stage, as are such war’s economic implications on our business and operations and on Israel’s economy in general. If the war extends for a long period of time or expands to other fronts, such as Lebanon, Syria and the West Bank, our operations may be adversely affected.

Our commercial insurance does not cover losses that may occur as a result of events associated with war and terrorism. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

The continued political instability and hostilities between Israel and its neighbors and any future armed conflict, terrorist activity or political instability in the region could adversely affect our operations in Israel and adversely affect the market price of our shares of common stock. In addition, several organizations and countries may restrict doing business with Israel and Israeli companies have been and are today subjected to economic boycotts. The interruption or curtailment of trade between Israel and its present trading partners could adversely affect our business, financial condition and results of operations.

Finally, political conditions within Israel may affect our operations. Israel has held five general elections between 2019 and 2022, and prior to October 2023, the Israeli government pursued extensive changes to Israel’s judicial system, which sparked extensive political debate and unrest. To date, these initiatives have been substantially put on hold. Actual or perceived political instability in Israel or any negative changes in the political environment, may individually or in the aggregate adversely affect the Israeli economy and, in turn, our business, financial condition, results of operations and growth prospects.

Our operations may be disrupted as a result of the obligation of management or key personnel to perform military service.

All of our officers and employees reside in Israel and many may be required to perform annual military reserve duty. Currently, all male adult citizens and permanent residents of Israel under the age of 40 (or older, depending on their position with the Israeli Defense Forces reserves), unless exempt, are obligated to perform military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Our operations could be disrupted by the absence for a significant period of one or more of our key officers and employees due to military service. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

In connection with the Acquisition, we recently reshaped our Board of Directors, which is addressing the implementation of a number of internal policies and procedures, among them cybersecurity and risk assessment. While we presently do not have formal cybersecurity and risk assessment policies and procedures in place, which may make us susceptible to heightened cybersecurity risks, we do not at this time anticipate collecting or storing any significant personal information, personal data or confidential information related to customers, consumers, employees, or vendors. Moreover, we have invested in measures to reduce these risks and we intend to have our Board of Directors develop, adopt and implement a cybersecurity risk management program and formal processes for assessing risk, which may be implemented by Company personnel or which we may outsource to be managed by third party service providers. In addition, pursuant to applicable SEC transition guidance, certain disclosures required in this item will only be applicable to the Company from the fiscal year ending on December 31, 2024. See “Risk Factors” for additional information.

ITEM 2. PROPERTIES

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

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed for quotation on the OTC Markets under the ticker symbol “FDOC.”

Holders

As of March 12, 2024, we had 134 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We intend to retain our future earnings, if any, in order to reinvest in the development and growth of our business and, therefore, do not intend to pay dividends on our common stock for the foreseeable future. Any future determination to pay dividends will be at the discretion of our Board of Directors and will depend on our financial condition, results of operations, capital requirements, and such other factors as our Board of Directors deems relevant.

Securities Authorized for Issuance under Equity Compensation Plans

Information about our equity compensation plans is incorporated herein by reference to “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters”, of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

None.

ITEM 6. [Reserved]

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

You should read the following discussion along with our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors.” Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.

Overview

Our parent company, Charging Robotics Ltd., was formed in February 2021, as an Israeli corporation, with the main goal of developing an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance induction coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform will include a component which is small enough to fit under the vehicle, and which will automatically position itself for maximum-efficiency charging, and upon charging completion will automatically return to its docking station or to charge the next vehicle.

Recent Developments

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with Medigus Ltd. (“Medigus”), the sole shareholder of Charging Robotics Ltd. (“Charging Robotics”). Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023, the Company acquired 100% of the issued and outstanding share capital of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly-owned subsidiary of the Company, in exchange for the issuance of a total of 921,750,000 newly issued shares of the Company’s common stock, $0.0001 par value per share (the “Shares”), and a total of 922,500,000 warrants to purchase Shares exercisable at par. As a result of the Acquisition, Medigus holds 67% of our outstanding share capital, with an option to increase its holdings to up to 71% of our outstanding share capital based on pre-set milestones set forth in the Acquisition Agreement.

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

In August 2023, Charging Robotics received a letter of intent from an automatic car park provider in Israel to evaluate its EV wireless charging system in one of the car park provider’s automatic car parks in Tel Aviv, Israel. We are therefore now shifting our attention away from the robotics solution to what we believe is a more easily-obtainable and, closer-to-market, wireless charging solution for automatic car parks. One of the market challenges is the limited availability of EV with wireless charging capabilities. By targeting the automatic car parks market with a solution that enables charging of EVs without wireless charging capabilities, we believe that we will be able to achieve sales sooner and with less resources. In addition, this solution does not require extensive developments that are needed for the robotic system. Charging Robotics plans to install this system for pilot testing in the parking facility in Tel Aviv, Israel in December 2023. Charging Robotics submitted this project for non-dilutive funding from the Israeli Innovation Authority in October 2023, and was granted an approved budget for this project of approximately $445 thousand, of which the IIA will finance 50%.

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

Results of Operations for the years ended December 31, 2023 and December 31, 2022

Operating Expenses and Revenues

Our current operating expenses consist of two components — research and development expenses, and general and administrative expenses. We have not generated revenues for the years ended December 31, 2023, and December 31, 2022, respectively.

Research and development expenses

Research and development expenses for the twelve months ended December 31, 2023, amounted to $303 thousand, compared to $682 thousand for the twelve months ended December 31, 2022. Gross research and development expenses in 2023 were $380 thousand, offset by the amounts received in respect of participation in expenses by the Israeli Innovation Authority in the amount of $77 which reduced total research and development expenses for the twelve months ended December 31, 2023, to $303 thousand. The decrease is mainly due to a decrease in subcontractor expenses. Subcontractor expenses for the twelve months ended December 31, 2023, amounted to $257 thousand, compared to $543 thousand for the twelve months ended December 31, 2022.

General and administrative expenses

General and administrative expenses increased by $366 thousand, from $71 thousand for the twelve months ended December 31, 2022, to $437 thousand for the twelve months ended December 31, 2023. The increase in general and administrative expenses is related to increased activity by the Company to pursue the Acquisition, which was completed in April 2023.

Liquidity and Capital Resources

As of December 31, 2023, and December 31, 2022, the Company’s cash balance was $8 thousand and $27 thousand, respectively.

As of December 31, 2023, and December 31, 2022, the Company’s total assets were $323 thousand and $384 thousand, respectively.

As of December 31, 2023, the Company had total liabilities of $397 thousand that consisted of $220 thousand in accounts payable and accrued liabilities, $98 thousand in related parties, $49 thousand in deferred revenues and $30 thousand in short-term loans.

As of December 31, 2022, the Company had total liabilities of $752 thousand that consisted of $108 thousand in accounts payable and accrued liabilities, $595 thousand in related parties and $49 thousand in deferred revenues.

As of December 31, 2023, the Company had a negative working capital of $297 thousand. As of December 31, 2022, the Company had negative working capital of $605 thousand.

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	December 31,	December 31,
	2023	2022

Current Assets	$51	$98
Current Liabilities	348	703
Working Capital (deficit)	$(297)	$(605)

Cash Flows

	December 31,	December 31,
	2023	2022

Cash flows used in operating activities	$(617)	$(612)
Cash flows used in investing activities	(23)	(63)
Cash flows from financing activities	621	535
Net decrease in cash during the year	(19)	(140)

Cash Flows from Operating Activities

During the twelve months ended December 31, 2023, we had negative cash flow from operations of $617 thousand compared to a negative cashflow of $612 thousand for the twelve months ended December 31, 2022, which resulted mainly from the net loss for the year.

Cash Flows from Investing Activities

During the twelve months ended December 31, 2023, we had negative cashflow of $23 thousand from investing activities, compared to a negative cashflow of $63 thousand for the twelve months ended December 31, 2022. The negative cashflow in 2022 was a result mainly of an investment in an affiliate.

Cash Flows from Financing Activities

During the twelve months ended December 31, 2023, we had a positive cash flow from financing activities of $621 thousand, compared to a positive cashflow of $535 thousand for the twelve months ended December 31, 2022. Cash flows in 2023 were primarily from a private placement in the amount of $500 thousand and the exercise of options in the amount of $91 thousand.

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

The Company, as of December 31, 2023, had $8 thousand in cash and has not generated any revenues from operations to date. For the twelve months ending December 31, 2023, and December 31, 2022, our operating expenses amounted to $740 thousand and $753 thousand, respectively. For the fiscal year ended December 31, 2021, our operating expenses were $408 thousand.

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

Other Contractual Obligations

As of the year ended December 31, 2023, we did not have any contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

FUEL DOCTOR HOLDINGS, INC. AND ITS SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2023

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Fuel Doctor Holdings Inc.

Opinion on the Financial Statements

We have audited the accompanying the consolidated balance sheets of Fuel Doctor Holdings Inc. and its subsidiary (“the Company”) as of December 31, 2023 and 2022 and the related statements of operations and comprehensive loss, statement of stockholders’ deficit and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with generally accepted accounting principles in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Going Concern

The accompanying financial statements have been prepared to assume that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2023, The Company suffered losses from operations and further losses are anticipated in the development of its business.. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. This matter is also described in the “Critical Audit Matters” section of our report.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Going concern- refer to note 3 of the financial statements

Critical audit matter description

The Company raised substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. The financial statements for the years under audit have been prepared to assume that the Company will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. See the explanatory paragraph of the opinion paragraph.

How the Critical Audit Matter was addressed in our Audit

The primary procedures we performed to address this critical audit matter included the following: (i) We evaluate whether there is substantial doubt about the entity's ability to continue as a going concern for a reasonable period of time. (ii) We obtained information about management's plans that are intended to mitigate the effect of such conditions or events and assess the likelihood that such plans can be effectively implemented. (iii) We added an explanatory paragraph to the audit report.

/s/ Elkana Amitai CPA

We have served as the Company's auditor since 2023.

Mitzpe Netofa, Israel

March 12, 2024

FUEL DOCTOR HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands

	December 31, 2023	December 31, 2022
ASSETS
Current assets:
Cash	$8	$27
Other accounts receivable	43	71
Total current assets	51	98

Non-current assets:
Investment in an affiliate (Note 4c)	110	152
Intangible asset (Note 5)	100	74
Loan to an affiliate (Note 4b)	62	60
Total non-current assets	272	286

TOTAL ASSETS	$323	$384

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$104	$108
Other current liabilities	116	-
Short term loans	30	-
Related parties (Note 6)	98	595
Total current liabilities	348	703

Non-current liabilities:
Deferred revenues	$49	$49

Total liabilities	$397	$752

Stockholders’ deficit (Note 7)
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001, 2,990,000,000 shares authorized, 1,372,656,029 shares issued and outstanding at December 31, 2023 and 2,990,000,000 shares authorized, 27,273 shares issued and outstanding at December 31, 2022	137	-
Additional paid-in capital	1,681	741
Foreign currency transaction reserve	(27)	(12)
Reserve from share-based compensation transactions	101	91
Accumulated deficit	(1,966)	(1,188)

Total stockholders’ deficit	(74)	(368)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$323	$384

The accompanying notes are an integral part of these consolidated financial statements.

FUEL DOCTOR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands except share and per share data

	Year ended December 31,
	2023	2022

Research and development costs, net	$303	$682
General and administrative costs	437	71
Total operating expenses	740	753

Operating loss	$(740)	$(753)

Financial expenses	(11)	(15)
Share in losses of affiliate	(27)	(42)

Net loss	$(778)	$(810)

Other comprehensive loss	(15)	(23)

Net comprehensive loss	$(793)	$(833)

Basic and diluted loss per common share	$(0.00)	$(30.54)

Weighted average common shares outstanding	996,282,214	27,273

The accompanying notes are an integral part of these consolidated financial statements.

FUEL DOCTOR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Year ended December 31, 2023

U.S. dollars in thousands

	Common shares		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	compensation	loss	Deficit	Deficit

Balance at January 1, 2022	27,273	$-	$741	$76	$11	$(378)	$450
Share based payment reserve	-	-	-	15	-	-	15
Net comprehensive loss for the year	-	-	-	-	(23)	(810)	(833)
Balance at December 31, 2022	27,273	$-	$741	$91	$(12)	(1,188)	$(368)

	Common shares		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Capital	compensation	loss	Deficit	Equity

Balance at January 1, 2023	27,273	$-	$741	$91	$(12)	$(1,188)	$(368)
Exercise of options	4,091	-	91	-	-	-	91
Share based payment reserve	-	-	-	10	-	-	10
Issuance of shares in respect of converted loan	7,636	-	509	-	-	-	509
Effect of reverse merger	1,236,117,029	124	(148)	-	-	-	(24)
Issuance of shares in respect of private placement	136,500,000	13	488	-	-	-	501
Net comprehensive loss for the year	-	-	-	-	(15)	(778)	(793)
Balance at December 31, 2023	1,372,656,029	$137	$1,681	$101	$(27)	$(1,966)	$(74)

The accompanying notes are an integral part of these consolidated financial statements.

FUEL DOCTOR HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands

	For the year ended
	December 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(778)	$(810)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment expenses	10	15
Share in losses of affiliate	27	42
Interest expenses	(3)	5
Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	28	(31)
Increase in related parties	52	-
Increase (decrease) in accounts payable	(69)	93
Increase in other accounts payable and accrued expenses	116	25
Increase in deferred revenues	-	49
Net cash used in operating activities	(617)	(612)

CASH FLOWS (USED IN) INVESTING ACTIVITIES:
Effect of reverse merger	3	-
Investment in intangible asset	(26)	-
Increase in other accounts receivable	-	(3)
Investment in affiliated company	-	(60)
Net cash used in investing activities	(23)	(63)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in respect of a private placement	500	-
Proceeds from exercise of options	91	-
Proceeds from short term loans	30	-
Related parties	-	535
Net cash provided by financing activities	621	535

Net decrease in cash	(19)	(140)
Cash at beginning of year	27	167

Cash at end of year	$8	$27

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Changes in non-cash working capital due to merger:
Increase in cash	3
Increase in Accounts payable	65
Decrease in Related party balances	40
Increase in Share capital	137
Decrease in Additional paid in capital	159

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of shares in respect of converted loan	$509	$-

The accompanying notes are an integral part of these consolidated financial statements.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 1 – GENERAL

Fuel Doctor Holdings, Inc. (the “Company”) was incorporated in the State of Delaware on March 25, 2008 as Silver Hill Management Services, Inc. On August 24, 2011, the Company amended its Certificate of Incorporation and changed its name to Fuel Doctor Holdings, Inc.

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of Charging Robotics Ltd. (“Charging Robotics”). Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023 (the “Closing”), the Company acquired 100% of the issued and outstanding stock of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly owned subsidiary of the Company, in exchange for the issuance of a total of 921,750,000 newly-issued shares of the Company’s common stock to the former shareholders of Charging Robotics.

The transactions arising from the Acquisition Agreement were accounted for as a reverse recapitalization. Charging Robotics was determined to be the “accounting acquirer” in the reverse recapitalization because (1) the shareholders of Charging Robotics received the largest ownership interest in the Company, based upon the 921,750,000 shares issued at the Closing, and the 922,500,000 warrants exercisable at par, and (2) most significantly, the fact that the Acquisition Agreement expressly provided that a majority of the Company’s board of directors could be appointed by Charging Robotics. As a result, the historical financial statements of the Company were replaced with the historical financial statements of Charging Robotics.

Charging Robotics was formed in February 2021, as an Israeli corporation, with the main goal of developing an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform will include a component which is small enough to fit under the vehicle, and which will automatically position itself for maximum-efficiency charging, and upon charging completion will automatically return to its docking station. Charging Robotics also developed a Wireless EV Charging System for automatic parking lots based on our wireless electricity transfer module.

On April 6, 2023, the Company issued a total of 136,500,000 newly issued shares of the Company’s common stock in respect of a private placement for total proceeds of $500.

On November 22, 2023, the Company announced that Charging Robotics received approval for funding from the Israel Innovation Authority (“IIA”) for a pilot project that includes installing and demonstrating its solution for wireless charging of electric vehicles (EVs) in automated parking systems. The total approved budget for this project is approximately $445, of which the IIA will finance 50%. The Company is now engaged in a pilot project to implement the solution in an APS in Tel Aviv.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation of the financial statements:

The Company’s consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles (U.S. GAAP) as set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (ASC).

b. Use of estimates, assumptions and judgements:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the consolidated financial statements, and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Warrants and options

The Company uses the Black-Scholes option-pricing model to estimate the fair value of options at the grant date, and the warrant liability at the grant date and each reporting period date. The key assumptions used in the model are the expected future volatility in the price of the Company’s shares and the expected life of the warrants.

Income Taxes

Provisions for taxes are made using the best estimate of the amount expected to be paid based on a qualitative assessment of all relevant factors. The Company reviews the adequacy of these provisions at the end of the reporting period. However, it is possible that at some future date an additional liability could result from audits by taxing authorities. Where the final outcome of these tax-related matters is different from the amounts that were initially recorded, such differences will affect the tax provisions in the period in which such determination is made.

Intangible assets

Intangible assets are tested for impairment annually or more frequently if there is an indication of impairment. The carrying value of intangibles with definite lives is reviewed each reporting period to determine whether there is any indication of impairment. If there are indications of impairment the impairment analysis is completed and if the carrying amount of an asset exceeds its recoverable amount, the asset is impaired and impairment loss is recognized.

c. Principal of consolidation:

The consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated upon consolidation.

d. Consolidated financial statements in U.S dollars:

The functional currency is the currency that best reflects the economic environment in which the Company and its subsidiary operates and conducts their transactions. The Company’s management believes that the functional currency of the Company and its subsidiaries is the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars at each reporting period end in accordance with ASC No. 830 “Foreign Currency Matters.” All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financing income or expenses as appropriate.

e. Cash and cash equivalents:

Cash equivalents are short-term highly liquid deposits that are readily convertible to cash with original maturities of three months or less, at the date acquired, and investments with maturities of longer than three months where the investment can be liquidated before the maturity date without a significant penalty.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Intangible assets, net:

Separately acquired intangible assets are measured on initial recognition at cost including directly attributable costs. Intangible assets acquired in a business combination are measured at fair value at the acquisition date. Expenditures relating to internally generated intangible assets, excluding capitalized development costs, are recognized in profit or loss when incurred.

Intangible assets with finite useful lives are amortized over their useful lives and whenever there is an indication that the asset may be impaired. The evaluation is performed at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of these group of assets is measured by a comparison of the carrying amounts to the future undiscounted cash flows the group of assets is expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value.

The amortization period and the amortization method for an intangible asset are reviewed at least at each year end.

Intangible assets with indefinite useful lives are not systematically amortized and are tested for impairment annually, or whenever there is an indication that the intangible asset may be impaired. The useful life of these assets is reviewed annually to determine whether their indefinite life assessment continues to be supportable. If the events and circumstances do not continue to support the assessment, the change in the useful life assessment from indefinite to finite life is accounted for prospectively as a change in accounting estimate and on that date the asset is tested for impairment. Commencing from that date, the asset is amortized systematically over its useful life.

The details of intangible assets are as follows:

Patents
Useful life	20 years
Amortization method	Straight-line
In-house development or purchase	Purchase

For the years ended December 31, 2023 and 2022, no indicators of impairment have been identified.

g. Equity method investments:

Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s share of losses reported in loss from equity method investments on the statements of loss and comprehensive loss. Equity method investments are recorded at cost, plus the Company’s share of undistributed earnings or losses, and impairment, if any, within interest in equity investees on the statements of financial position.

h. Research and Development expenses:

Research and development expenses are recognized in the consolidated statements of operations and comprehensive loss when incurred. Research and development expenses consist of intellectual property, development and production expenditures.

i. Fair value of financial instruments:

The accounting guidance for fair value provides a framework for measuring fair value, clarifies the definition of fair value, and expands disclosures regarding fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the reporting date. The accounting guidance establishes a three-tiered hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value as follows:

Level 1	—	Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

Level 2	—	Observable inputs that are based on inputs not quoted on active markets but corroborated by market data.

Level 3	—	Unobservable inputs are used when little or no market data are available.

The carrying amounts of cash and cash equivalents, trade payable and accrued expenses and other payables approximate their fair value due to the short-term maturity of such instruments.

The carrying amount of warrant liabilities is recorded at the fair value at each reporting period.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

j. Share-based compensation:

The Company accounts for share-based compensation in accordance with ASC No. 718, “Compensation – Stock Compensation”, which requires companies to estimate the fair value of equity-based payment awards on the date of grant using an option-pricing model. The value of the award is recognized as an expense over the requisite service periods, which is the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service.

The Company has selected the Black-Scholes option-pricing model as the most appropriate fair value method for its option awards. The Company recognizes forfeitures of equity-based awards as they occur. Restricted share units use the share price on the grant date to determine the fair value of the restricted share unit award.

k. Income Taxes:

The Company accounts for income taxes in accordance with ASC 740, “Income Taxes”, which prescribes the use of the liability method whereby deferred tax asset and liability account balances are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, to reduce deferred tax assets to their estimated realizable value, if needed.

ASC 740 offers a two-step approach for recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2023, and 2022 no liability for unrecognized tax benefits was recorded as a result of ASC 740.

l. Basic and diluted net loss per Share:

The Company’s basic net loss per share is calculated by dividing net loss attributable to ordinary shareholders by the weighted-average number of shares of ordinary shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive ordinary shares are anti-dilutive.

m. Royaltie-bearing grants:

Royalty-bearing grants from the Israeli Innovation Authority (the “IIA”) for funding approved research and development projects are recognized at the time Charging Robotics LTD is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and reduce research and development costs. The cumulative research and development grants received by the Company from inception through December 2023 amounted to $77.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

n. Recently issued and adopted accounting standards:

As an “emerging growth company,” the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflects this election.

1.	In June 2016, the FASB issued ASU No. 2016-13 (Topic 326), Financial Instruments—Credit Losses: Measurement of Credit Losses on Financial Instruments, which replaces the existing incurred loss impairment model with an expected credit loss model and requires a financial asset measured at amortized cost to be presented at the net amount expected to be collected. The guidance will be effective for the Company for fiscal years beginning after December 15, 2022. Early adoption is permitted. Effective August 1, 2021, the Company early adopted ASU 2016-13. Adoption of the new standard did not have a material impact on the financial statements.

2.	In August 2020, the FASB issued ASU 2020-06, Debt – Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging – Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”). The final guidance issued by the FASB for convertible instruments eliminates two of the three models in ASC 470-20 that require separate accounting for embedded conversion features. Separate accounting is still required in certain cases. Additionally, among other changes, the guidance eliminates some of the conditions for equity classification in ASC 815-40-25 for contracts in an entity’s own equity. The guidance also requires entities to use the if-converted method for all convertible instruments in the diluted earnings per share calculation and include the effect of share settlement for instruments that may be settled in cash or shares, except for certain liability-classified share-based payment awards. ASU 2020-06 is effective for the company for fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for fiscal years beginning after December 15, 2020. Effective August 1, 2021, the Company early adopted ASU 2020-06. Adoption of the new standard did not have a material impact on the financial statements.

3.	In December 2023, the FASB issued ASU 2023-09, Income taxes (topic 740): Improvements to Income Tax Disclosures. The guides require disclosure of a tabular reconciliation, using both percentages and reporting currency amounts. Additional disclosers are required such as income taxes paid, Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The guidance will be effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption of the new standard will not have a material impact on the financial statements.

NOTE 3 – GOING CONCERN

The consolidated financial statements have been prepared on a going concern-basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception, resulting in an accumulated deficit of $1,188, as of December 31, 2022, and $1,966, as of December 31, 2023, and further losses are anticipated in the development of its business. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 4 – INVESTMENT IN AFFILIATED COMPANY

a.	On April 24, 2021, Charging Robotics invested $250 and purchased 19.99% of the share capital of Revoltz Ltd. (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets.

b.	On July 28, 2022, Charging Robotics entered into a convertible loan agreement with Revoltz pursuant to which Charging Robotics was required to invest an amount of $60 (the “Loan Principal Amount”) in Revoltz. In addition, Charging Robotics will provide an additional loan to Revoltz in an amount of up to $340 (the “Additional Amount” and, together with the Loan Principal Amount, the “Total Loan Amount”). The Total Loan Amount shall carry interest at the minimum rate prescribed by Israeli law.

The Total Loan Amount shall be converted into shares of Revoltz, upon the occurrence of any of the following events (each, a “Trigger Event”):

i)	The consummation of funding by Revoltz of an aggregate amount of $1,000 at a pre-money Revoltz valuation of at least $7,000 (in the form of SAFEs, equity or otherwise); or

ii)	Revoltz has generated an aggregate of $1,000 or more in revenue.

In the event that a Trigger Event shall not have occurred on or prior to the 24-month anniversary of the date on which the Loan Principal Amount is actually extended to Revoltz, the Loan shall be due and repayable by Revoltz to the Company.

On December 31, 2023, the balance of the Loan Principal Amount granted was $62.  To date, no Additional Amounts have been funded.

c.	The following table summarizes the equity method accounting for the investment in affiliated company:

Balance January 1, 2022	$217
Share in losses of affiliated company	(42)
Foreign currency translation	(23)
Balance December 31, 2022	152
Share in losses of affiliated company	(27)
Foreign currency translation	(15)
Balance December 31, 2023	$110

NOTE 5 – INTANGIBLE ASSET

The Company considers all intangibles to be definite-lived assets with lives of twenty (20) years. The Company will start amortization at the end of the product development.  Intangibles consisted of the following on December 31, 2023, December 31, 2022, and January 1, 2022, respectively:

Balance, January 1, 2022	$74
Additions	-
Balance, December 31, 2022	$74
Additions – registration fees	26
Balance, December 31, 2023	$100

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 6 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

(i)	The compensation to key management personnel for employment services they provide to the Company is as follows:

	Year Ended December 31,
	2023	2022
Consulting Fees - CEO	$87	$85
Consulting Fees – CFO	$44	$15
Director’s Compensation	$84	$-
Interest paid to affiliated companies	$5	$5

No director fees were paid during the years ended December 31, 2023, and 2022, respectively.

(ii)	Balances owed to related parties:

	December 31,	December 31,
	2023	2022
Consulting Fees – CEO	$8	$28
Consulting Fees – CFO	8	17
Directors	27	-
Revoltz (see note 4b)	62	60
Medigus (see note 6c)	55	550
	$164	$655

b.	The Company currently operates out of an office of a related party, free of rent.

c.	As of January 1, 2023, Charging Robotics owed a related party, Medigus Ltd. (“Medigus”), $550 (the “Medigus Loan”). The Medigus Loan bears interest in accordance with Section 3(i) of the Israeli Tax Code, which in 2022 was 2.42% per annum, and no fixed date for repayment of the Medigus Loan has been determined as of the date of this report. On January 1, 2023, Charging Robotics and Medigus signed an agreement to amend the terms of the Medigus Loan (the “Medigus Loan Agreement”). Pursuant to the Medigus Loan Agreement, the interest rate on the Medigus Loan remains unchanged, and the capital and interest was to be repaid in cash or shares, or a combination thereof by June 30, 2023. On April 3, 2023, the Medigus Loan balance owing was $553, and on that date $508 of the Medigus Loan was converted into 28 shares of Charging Robotics and the remaining Medigus Loan balance will be repaid in cash. As of December 31, 2023, the balance of the Medigus Loan amount, including interest and administrative fees, is $55 in the aggregate.

d.	On October 1, 2021, Charging Robotics signed a consulting agreement with Mr. Hovav Gilan its CEO (the “CEO”), pursuant to which Charging Robotics will pay the CEO a monthly fee of NIS 24,700 (approximately $7). Subject to approval of Charging Robotics’ board of directors (the “CR Board”), the CEO shall be entitled to receive stock options in the Company that will entitle him to indirectly purchase and own 3% of Charging Robotics. The options will have an exercise price equivalent to a Charging Robotics valuation of $10,000. As of the date of this report, the options have not been issued as the CR Board has not yet approved their issuance.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

a.	As of December 31, 2023, and December 31, 2022, the Company’s share capital is composed as follows:

	December 31, 2023		December 31, 2022
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Shares of common stock (“Shares”)	2,990,000,000	1,372,656,029	2,990,000,000	27,273
Preferred shares	10,000,000	-	10,000,000	-

On March 22, 2022, the Company amended its Certificate of Incorporation and increased the number of authorized shares to 3,000,000,000 shares with a par value of $0.0001 of which 2,990,000,000 shares shall be common stock with a par value of $0.0001 and 10,000,000 shares shall be preferred stock with a par value of $0.0001.

There were no shares of preferred stock outstanding at December 31, 2023, and December 31, 2022.

Each common share is entitled to receive dividends, participate in the distribution of the Company’s net assets upon liquidation and to receive notices of participation and voting (at one vote per share) at the general meetings of the Company’s shareholder’s on any matter upon which the general meeting is authorized to be held.

Pursuant to Note 1, upon the consummation of the Acquisition Agreement, Charging Robotics became a wholly-owned subsidiary of the Company and shareholders of Charging Robotics received 72.88% of the issued and outstanding share capital of the Company. On April 4, 2023, the Acquisition closed, and the shareholders of Charging Robotics were issued 921,750,000 shares of the Company.

On April 3, 2023, prior to the Closing of the Acquisition Agreement (See Note 1), Charging Robotics issued an aggregate of 15 shares of Charging Robotics, representing 4,091 shares of the Company, in respect of option exercises by each of Mr. Ariel Dor, Lia Pure Capital Ltd. and Capitalink Ltd., for total proceeds of $91 in the aggregate.

On April 3, 2023, prior to the Closing of the Acquisition Agreement, the Company issued 28 shares of Charging Robotics, representing 7,636 shares of the Company, in respect of a converted loan from a related party (See Note 6c).

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

On August 28, 2023, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), to (i) change its name to Charging Robotics Inc. (the “Name Change”); and (ii) effect a one-for-one hundred and fifty reverse stock split (the “Reverse Stock Split”) of its outstanding shares of Common Stock.

The Company submitted an Issuer Company-Related Action Notification Form to the Financial Industry Regulatory Authority, Inc. (“FINRA”) regarding the Name Change and Reverse Stock Split within FINRA’s required time frame, on August 30, 2023. FINRA’s approval of the Name Change and Reverse Stock Split is currently still pending.

As a result of the Reverse Stock Split, shares of the Company’s common stock will be assigned a new CUSIP number which will be announced prior to the effective date of the Reverse Stock Split. The Reverse Stock Split does not affect the total number of shares of capital stock, including the common stock, that the Company is authorized to issue, or the par value of the Company’s common stock, which shall remain as set forth pursuant to the Amended and Restated Certificate of Incorporation. No fractional shares of common stock will be issued in connection with the Reverse Stock Split, all of which were rounded up to the nearest whole number. The Company’s outstanding warrants and equity awards will be adjusted as a result of the Reverse Stock Split, as required by the terms of such warrants and equity awards.

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 7 – COMMON STOCK AND PREFERRED STOCK (Continued)

b.	Warrants:

Pursuant to the Acquisition, the Company issued the previous shareholders of Charging Robotics 922,500,000 warrants, which warrants are exercisable upon the Company achieving each of the three (3) performance milestones (collectively, the “Earn Out Milestones”) as follows:

(i)	In-house demonstration for automatic robotic charging of an electric vehicle – until December 31, 2025.

(ii)	Conditional PO for first system for automatic car parks – until December 31, 2025.

(iii)	Commercial agreement for pilot with an organization which was approved by the Company’s board – until December 31, 2025.

Without limiting the generality of the Earn Out Milestones, all of the warrants shall immediately accelerate upon the Company’s up-listing its common shares to the Nasdaq stock exchange.

c.	Share options in the Company

As of December 31, 2023, and December 31, 2022, there are no outstanding options in the Company.

d.	Share options in Charging Robotics

On February 1, 2022, Charging Robotics issued 4 options to Ben Gurion University (“BGU Options”) retroactively, effective January 1, 2022. The fair value of the BGU Options granted was $30, using the Black-Scholes option pricing model using the following assumptions:

January 2022
Charging Robotics share price	$7,410
Charging Robotics Exercise price	$0
Dividend yield	0%
Risk-free interest rate	0.48%
Expected term (in years)	10
Volatility	75%

For the year ended December 31, 2023, the Company recorded $10 in share-based compensation expenses in respect of the BGU Options (during the year ended December 31, 2022 - $15).

A summary of stock options activity during the period is as follows:

	Number	Average weighted exercise price

Options outstanding at December 31, 2021	18	$8,333
Granted	4	-

Options outstanding at December 31, 2022	22	$6,818
Exercised	(18)	8,333
Options outstanding at December 31, 2023	4	$-

Options exercisable at December 31, 2022	-	$-

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 7 – COMMON STOCK AND PREFERRED STOCK (Continued)

The following Charging Robotics options are outstanding as of December 31, 2023:

Issuance date	Options outstanding	Exercise price per option	Options exercisable	Expiry date
January 1, 2022	4	$-	-	January 1, 2032

The following Charging Robotics options are outstanding as of December 31, 2022:

Issuance date	Options outstanding	Exercise price per option	Options exercisable	Expiry date
January 7, 2021	18	$8,333	18	January 7, 2026
January 1, 2022	4	$-	-	January 1, 2032
	22		18

NOTE 8: LIENS, COMMITMENTS

Charging Robotics is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales the Company shall pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company shall pay 4% of such sales and from the seventh year onwards the Company shall pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. Charging Robotics was entitled to the grants only upon incurring research and development expenditures. There were no future performance obligations related to the grants received from the IIA. As of December 31, 2023, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of December 31, 2023, Charging Robotics received a total of $77 from the IIA.

NOTE 9: RESEARCH AND DEVELOPMENT, NET

	For the year ended December 31,
	2023	2022
Subcontractors	$257	$543
Patent	20	37
Share based compensation	10	15
Other	93	87
Participation of the IIA	(77)	-
	$303	$682

NOTE 10: GENERAL AND ADMINISTRATIVE

	For the year ended December 31,
	2023	2022
Professional fees	$390	$67
Public company related expenses	28	-
Other	19	4
	$437	$71

FUEL DOCTOR HOLDINGS, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

NOTE 11 – INCOME TAXES

a.	Corporate tax rates in Israel:

The Israeli statutory corporate tax rate and real capital gains were 23% in both 2023 and 2022.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets:
Carry forward tax losses	$905	$489

Net deferred tax asset before valuation allowance	905	489
Valuation allowance	(905)	(489)
Income tax benefit at the statutory tax rate	$-	$-

In assessing the realization of deferred tax assets, Management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance at December 31, 2022.

c.	Net operating carry-forward losses for tax purposes:

As of December 31, 2023, the Company’s carry-forward losses amount to approximately $905, which can be carried forward for an indefinite period.

NOTE 12 – SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred from January 1, 2024 through and including March 11, 2024. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the year ended December 31, 2023, other than described below:

a.	On February 14, 2024, Charging Robotics received an additional $33 from the IIA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of December 31, 2023, and as of the date of this filing, March 12, 2024.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2023, included in this Annual Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2023, are fairly stated, in all material respects, in accordance with GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s fiscal year ended December 31, 2023, that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Hovav Gilan	55	Chief Executive Officer
Gadi Levin	51	Chief Financial Officer
Yakov Baranes	42	Director
Eliyahu Yoresh	54	Director
Amitay Weiss	61	Director
Tali Dinar	52	Director

The business background and certain other information about our directors and executive officers is set forth below:

Hovav Gilan served as our CEO since April 2023.  Hovav also serves as the CEO of Charging Robotics Ltd., our fully owned subsidiary since it’s inception in 2021.  Hovav has an engineering degree in Chemical Engineering and Chemistry from the Technion Israeli Institute of Technology as well as an MBA from the University of Liverpool UK.  Prior to joining Charging Robotics, Hovav founded and managed a water treatment company.  Before that Hovav held various business development, sales and marketing positions as well as technical roles all in companies in the field of equipment for the semiconductor industry.  Hovav served as application manager for Asia and Europe with Nova measuring instruments Ltd (NASDAQ NVMI).

Gadi Levin has served as our Chief Financial Officer since January 26, 2022. Mr. Levin also serves as a director and CFO of various publicly listed companies in the US and Canada. He has over 15 years of experience working with public US, Canadian and multi-jurisdictional public companies. Previously, Mr. Levin also served as the Vice President of Finance and Chief Financial Officer for two Israeli investment firms specializing in private equity, hedge funds and real estate. Mr. Levin began his CPA career at the accounting firm Arthur Andersen, where he worked for nine years, specializing in U.S. listed companies involved in IPOs. Mr. Levin has a Bachelor of Commerce degree in Accounting and Information Systems from the University of the Cape Town, South Africa in 1993, and a post graduate diploma in Accounting from the University of South Africa in 1995. He received his Chartered Accountant designation in South Africa in 1998 and has an MBA from Bar Ilan University in Israel, which he received in 2006.

Yakov Baranes has served as a member of our board of directors since April 7, 2023. Mr. Baranes Business strategy expert with a demonstrated 11 years history of working with various industries and government entities. Skilled in business strategy planning and implementations on a corporate level and business unit level. Working also with start- up companies in shaping their business plans and supporting their capital raising rounds. Holds a Bachelor of Arts (B.A.) in Economics from the Technion - Israel Institute of Technology and a MBA from IDC, Herzliya.

Eliyahu Yoresh has served as a member of our board of directors since April 7, 2023. Mr. Yoresh also serves as a member of the board of Medigus Ltd (Nasdaq: MDGS) since September 2018 and as Medigus Chairman of the board since February 2020. Mr. Yoresh serves as chief financial officer of Foresight Autonomous Holdings Ltd. (Nasdaq, TASE: FRSX). In addition, Mr. Yoresh serves as a director of Rail Vision Ltd (Nasdaq: RVSN), Jeff Brands Ltd (Nasdaq: JFBR), Viewbix Inx (OTC: VBIX), Elbit Imaging Ltd (TASE: EMITF) and Gix (TASE: GIX) Mr. Yoresh served as the chief executive officer of Tomcar Global Holdings Ltd., a global manufacturer of off-road vehicles, from 2005 to 2008. Mr. Yoresh is an Israeli Certified Public Accountant. Yoresh acquired a B.A. in business administration from the Business College, Israel and an M.A. in Law Study from Bar-Ilan University, Israel..

Amitay Weiss has served as a member of our board of directors since January 6, 2022. Mr. Weiss Weiss has served Chairman of the Board of Directors of Scispacr Ltd since August 19, 2019. Mr. Weiss served as the Chief Executive Officer of SciSparc Ltd. from August 2020 until January 2022, and since January 2022, Mr. Weiss has served as the Chairman of SciScparc’s Board of Directors. In addition, Mr. Weiss currently serves as Chairman of the Board of Directors of both Automax Ltd. (TASE: AMX) and Save Foods, Inc. In 2016, Mr. Weiss founded Amitay Weiss Management Ltd. and now serves as its chief executive officer. From 2001 until 2015, Mr. Weiss served as vice president of business marketing & development and in various other positions at Bank Poalei Agudat Israel Ltd. from the First International Bank of Israel group. Mr. Weiss holds a B.A. in economics from New England College, an M.B.A. in business administration from Ono Academic College in Israel, an Israeli branch of University of Manchester and an LL.B from the Ono Academic College.

Tali Dinar has served as a member of our board of directors since April 7, 2023. Since 2021, Ms. Dinar has served as Chief Financial Officer of Medigus, the Company’s former parent company. Ms. Dinar also serves served as Chief Financial Officer of Novomic Ltd., a private company since between January 2019 and January 2023. Mrs. Dinar also currently serves as a member of the board of directors of Jeffs’ Brands, beginning September 30, 2021, and Parazero Ltd. beginning February 13, 2022 and Charging Robotics Ltd. since November 2021. She has also served as a member of the board of directors of Micronet Ltd. (TASE: MCRNT) since between July 2016 and February 2023. Between 2019 and 2020, Mrs. Dinar served as the Chief Financial Officer of TechCare Corp. (currently Citrine Global Corp.) (OTCQB: CTGL). Between 2009 and 2019, Mrs. Dinar worked at the MICT group and served in various positions, including as Chief Financial Officer of MICT Inc. (Nasdaq: MICT) and as Chief Financial Officer of MICT Telematics Ltd. From 2002 until 2006, Ms. Dinar served as the chief controller of I.T.L. Optronics Ltd. From 1997 until 2000, Ms. Dinar worked in the audit department of Ernst & Young Global. Ms. Dinar is a certified public accountant in Israel and holds a B.A. degree in Accounting and Business Management from The College of Management, Israel.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer. However, some of our directors are also directors of Medigus Ltd., which is one of our major shareholders.

Board of Directors

There are no agreements with respect to the election of directors.

Insider Trading Policy

We have not yet adopted an insider trading policy because we have just recently reshaped our Board of Directors that would advise on such policies in connection with the Acquisition. We intend to have our Board of Directors adopt an insider trading policy to promote compliance with federal and state securities laws that prohibit certain persons who are aware of material nonpublic information about a company from (i) trading in securities of that company, or (ii) providing material nonpublic information to other persons who may trade on the basis of that information. In addition, pursuant to applicable SEC transition guidance, certain disclosures required in this item will only be applicable to the Company from the fiscal year ending on December 31, 2024.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2023, and December 31, 2022.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Hovav Gilan (2)	2023	87,000	-	-	-	-	87,000
Chief Executive Officer	2022	85,000	-	-	-	-	85,000

Amitay Weiss (3)	2023	-	-	-	-	-	-
Chief Executive Officer	2022	-	-	-	-	-	-

Gadi Levin	2023	44,000	-	-	-	-	44,000
Chief Financial Officer	2022	15,000	-	-	-	-	15,000

(1)	On October 1, 2021, Charging Robotics signed a consulting agreement with its CEO, Mr. Hovav Gilan (the “CEO”), pursuant to which Charging Robotics will pay the CEO a monthly fee of NIS 24,700 (approximately $7).

(2)	Hovav Gilan’s tenure as Chief Executive Officer began on April 7, 2023.

(3)	Amitay Weiss’s tenure as Chief Executive Officer ended on April 7, 2023.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Other social benefits** ($)	Total ($)
Hovav Gilan (1)	2023	-	-	-	-	-
	2022	-	-	-	-	-

Amitay Weiss (2)	2023	-	-	-	-	-
	2022	-	-	-	-	-

Gadi Levin	2023	-	-	-	-	-
	2022	-	-	-	-	-

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

**	Other social benefits for 2023 and 2022 for all named individuals includes tax payments in respect of social benefits.

(1)	Hovav Gilan’s tenure as Chief Executive Officer began on April 7, 2023.

(2)	Amitay Weiss’s tenure as Chief Executive Officer ended on April 7, 2023.

Agreements with Named Executive Officers

Hovav Gilan

On November 1, 2021, Charging Robotics Ltd., our wholly owned subsidiary, entered into a management agreement with Hovav Gilan, or the Gilan Management Agreement, pursuant to which Mr. Gilan will serve as our Chief Executive Officer. Pursuant to the terms of the Gilan Management Agreement, Mr. Gilan receives NIS 24,700 per month as his base salary and shall be eligible to receive such bonus as determined by us. The term of the Gilan Management Agreement shall be effective as of October 1, 2021, and shall continue until such time either party provides written notice to the other party at least 60 days in advance of the termination of such agreement. We may also terminate Mr. Gilan’s management without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Gilan Management Agreement).

Outstanding Equity Awards at Fiscal Year-End

During the years ended December 31, 2022, and December 31, 2023, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2023.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)(1)	Total ($)
Yakov Baranes	57,000	-	57,000
Eliyahu Yoresh	9,000	-	9,000
Amitay Weiss	9,000	-	9,000
Tali Dinar	9,000	-	9,000

(1)	Fees for the year 2023 are based on average US$/NIS representative exchange rates of NIS 3.69.

We compensate our non-employee directors for their service as a member of our board.

Each non-employee director is entitled to receive a monthly fee of $1,000. Non-employee directors are also reimbursed for their travel and reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings, to the extent that attendance is required by the board or the committee(s) on which that director serves.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table lists the number of shares of Common Stock of our Corporation as of the Record Date that are beneficially owned by (i) each person or entity known to our Corporation to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each officer and director of our Corporation; and (iii) all officers and directors as a group. Information relating to beneficial ownership of Common Stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Unless otherwise indicated, the address of each person or entity named below is c/o the Company, 20 Raul Wallenberg Street, Tel Aviv, Israel.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Owned(2)

Principal Stockholders:
Medigus Ltd.	917,543,253	(3)	66.84%
E.G. Europe Properties Ltd.	95,400,000	(4)	6.95%

Executive officers and directors:
Hovav Gilan	-		-%
Gadi Levin	3,333,333	(5)	* %
Yakov Baranes	2,400,000	(6)	* %
Eliyahu Yoresh	12,000,000	(7)	* %
Amitay Weiss	-		-%
Tali Dinar	-		-%
All Executive Officers and Directors as a Group (6 persons)	17,733,333		1.3%

*	Less than 1%

(1)	The address of each person is c/o Fuel Doctor Holdings, Inc., 20 Raul Wallenberg Street, Tel Aviv, Israel 6971916, unless otherwise indicated herein.

(2)	The calculation in this column is based upon 1,372,656,029 shares of common stock outstanding on March 12, 2024. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 12, 2024 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Consists of 917,543,253 shares.

(4)	Consists of 95,400,000 shares.

(5)	Consists of 3,333,333 shares.

(6)	Consists of 2,400,000 shares.

(7)	Consists of 12,000,000 shares.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 25, 2023, our Board of Directors approved the Company’s 2023 Equity Incentive Plan, which was approved by our stockholders on July 16, 2023, together with the Company’s Sub-Plan – Israeli Taxpayers. The 2023 Equity Incentive Plan initially authorized the issuance of up to 205,898,404 shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no other transactions involving the Company and any of its officers, directors, majority shareholders or other related persons or control persons that require disclosure pursuant to Item 404(d) of Regulation S-K (§ 229.404(d)). We do not have an established policy regarding related transactions.

Employment Agreements

Not applicable.

Options

Not applicable.

Restricted Stock Grants

Not applicable.

Shareholder Activism

Not applicable.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us to indemnify these individuals and, in certain cases, affiliates of such individuals, to the fullest extent permitted by Delaware law against liabilities that may arise by reason of their service to us or at our direction, and to advance expenses incurred as a result of any proceedings against them as to which they could be indemnified. We also maintain an insurance policy that insures our directors and officers against certain liabilities, including liabilities arising under applicable securities laws.

Director Independence

We are not currently subject to listing requirements of any national securities exchange, which generally stipulates certain requirements that a majority of a company’s Board of Directors be classified as “independent”. As a result, we are not at this time required to have our Board of Directors comprised of a majority of “independent directors”. .

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Elkana Amitai, CPA, located in Mitzpe Netofa, Israel, PCAOB ID 6816, has served as our independent registered public accounting firm for 2023 and 2022. The following are Elkana Amitai’s fees for professional services in each of the respective fiscal years:

Fee Category	2023	2022
Audit Fees	$32,000	$20,000
Tax Fees	$3,000	$3,000
Audit-related Fees	-	-
Total Fees	$35,000	$23,000

Audit Fees: Audit Fees consist of fees billed for professional services performed by Elkana Amitai for the audit of our annual financial statements.

Tax Fees: Tax Fees may consist of fees for professional services, including tax and VAT consulting and compliance performed by an independent registered public accounting provided during the period.

Audit Committee Administration of Engagement

We have not established an audit committee and therefore do not have an audit committee pre-approval policy with respect to the engagement of an accountant for audit or non-audit services in place.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements required by this Item are included beginning at page F-1.

(b) Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

Not applicable

Fuel Doctor Holdings, Inc.

Index to Exhibits

Exhibit No.	Description

3.1*	Certificate of Incorporation of the Company (included as Exhibit 3.1.1 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

3.2*	Amendment to Certificate of Incorporation of the Company (included as Exhibit 3.2 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

3.3*

Restated Certificate of Incorporation of the Company (included as Exhibit 3.1.3 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

3.4*	Amended and Restated Certificate of Incorporation of the Company (included as part of Exhibit A to our DEF 14C filed with the Securities and Exchange Commission on August 9, 2023, and incorporated herein by reference)

3.5*	Bylaws of the Company (included as Exhibit 3.2.1 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

4.1**	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1*	Fuel Doctor Holdings, Inc. 2023 Equity Incentive Plan (included as Exhibit B-1 to our Information Statement on Schedule DEF 14C filed with the Securities and Exchange Commission on August 9, 2023, and incorporated herein by reference)

10.2*	Securities Exchange Agreement (included as Exhibit 10.1 to our 8-K filed with the Securities and Exchange Commission on March 28, 2023, and incorporated herein by reference)

21.1**	List of Subsidiaries

31.1**	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)

31.2**	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)

32.1**	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	Inline XBRL Instance Document**

101.SCH**	Inline XBRL Taxonomy Extension Schema Document**

101.CAL**	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF**	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB**	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE**	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Previously filed.

**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March, 2024.

FUEL DOCTOR HOLDINGS, INC.

/s/ Hovav Gilan
Hovav Gilan Chief Executive Officer (Principle Executive Officer)

/s/ Gadi Levin
Gadi Levin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hovav Gilan	Chief Executive Officer	March 12, 2024
Hovav Gilan	(Principle Executive Officer)

/s/ Gadi Levin	Chief Financial Officer	March 12, 2024
Gadi Levin	(Principal Financial and Accounting Officer)

/s/ Yakov Baranes	Director	March 12, 2024
Yakov Baranes

/s/ Eliyahu Yoresh	Director	March 12, 2024
Eliyahu Yoresh

/s/ Amitay Weiss	Director	March 12, 2024
Amitay Weiss

/s/ Tali Dinar	Director	March 12, 2024
Tali Dinar