Form 10-Q
period 2024-03-31
Charging Robotics Inc.
filed 2024-05-14
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to __________________

Commission File No. 000-56253

CHARGING ROBOTICS INC.

(Exact name of registrant as specified in its charter)

Delaware	26-2274999
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

20 Raul Wallenberg Street

Tel Aviv, Israel, 6971916

(Address of principal executive offices)

(+972) 54 642-0352

(Registrant’s telephone number, including area code)

FUEL DOCTOR HOLDINGS, INC.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2 of the Exchange Act):   Yes  ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

As of March 31, 2024, and May 13, 2024, there were 9,151,040 shares of common stock, $0.0001 par value per share, issued and outstanding.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Charging Robotics Inc. (formerly Fuel Doctor Holdings, Inc.), a Delaware corporation (the “Company”), contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and the demand for the Company’s products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands except share and per share data

	March 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$-	$8
Other accounts receivable	28	43
Total current assets	28	51

Non-current assets:
Investment in an affiliate (note 4)	90	110
Intangible asset (note 5)	104	100
Loan to an affiliate (note 4)	63	62
Total non-current assets	257	272

TOTAL ASSETS	$285	$323

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$129	$104
Other current liabilities	137	116
Short term loans	127	30
Related parties (Note 6)	116	98
Total current liabilities	509	348

Non-current liabilities:
Deferred revenues	$49	$49

Total liabilities	$558	$397

Stockholders’ deficit (Note 7)
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Common stock, par value $0.0001, 2,990,000,000 shares authorized, 9,151,040 shares issued and outstanding at March 31, 2024 and December 31, 2023	1	1
Additional paid-in capital	1,817	1,817
Foreign currency transaction reserve	(29)	(27)
Reserve from share-based compensation transactions	102	101
Accumulated deficit	(2,164)	(1,966)

Total stockholders’ deficit	(273)	(74)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$285	$323

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands except share and per share data

	Three months ended March 31,
	2024	2023

Research and development costs, net	$63	$40
General and administrative costs	119	12
Total operating expenses	182	52

Operating loss	$(182)	$(52)

Financial income, net	2	-
Share in losses of affiliate	(18)	(1)

Net loss	$(198)	$(53)

Other comprehensive loss	(2)	(-)

Net comprehensive loss	$(200)	$(53)

Basic and diluted loss per common share	$(0.02)	$(291.21)

Weighted average common shares outstanding	9,151,040	182

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands except share and per share data

For the three months ended March 31, 2023

(Unaudited)

	Ordinary shares		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Capital	compensation	loss	Deficit	Equity

Balance at January 1, 2023	182	$-	$741	$91	$(12)	$(1,188)	$(368)
Net comprehensive loss for the period	-	-	-	-	-	(53)	(53)
Balance at March 31, 2023	182	$-	$741	$91	$(12)	$(1,241)	$(421)

	Ordinary shares		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	Capital	compensation	loss	Deficit	Equity

Balance at January 1, 2024	9,151,040	$1	$1,817	$101	$(27)	$(1,966)	$(74)

Share-based payment reserve	-	-	-	1	-	-	1
Net comprehensive loss for the period	-	-	-	-	(2)	(198)	(200)
Balance at March 31, 2024	9,151,040	$1	$1,817	$102	$(29)	$(2,164)	$(273)

(*)	On April 23, 2024, the Company received notice from FINRA that the Reverse Stock Split has been announced on FINRA’s daily list and will take effect at market open on April 24, 2024 (the “Market Effective Date”). Accordingly, the FINRA corporate action to effect the Reverse Stock Split is now completed. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

U.S. dollars in thousands except share and per share data
(Unaudited)

	For the three months ended
	March 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(198)	$(53)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Share-based payment expenses	1	-
Share in losses of affiliate	18	2
Interest expenses, net	1	-
Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	15	26
Increase (decrease) in related parties	18
Increase (decrease) in accounts payable	25	(53)
Increase in other accounts payable and accrued expenses	21	12
Increase in deferred revenues	-	-
Net cash used in operating activities	(99)	(66)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangible asset	(4)	-
Net cash used in investing activities	(4)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans received	95	-
Related parties	-	39
Proceeds from exercise of options	-	-
Net cash provided by financing activities	95	39

Net decrease in cash	(8)	(27)
Effect of changes in foreign exchange rates	-	-
Cash at beginning of year	8	27

Cash at end of period	$-	$-

See accompanying Notes to Condensed Consolidated Financial Statements

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 1 – GENERAL

Charging Robotics Inc. (formerly Fuel Doctor Holdings, Inc.) (the “Company”) was incorporated in the State of Delaware on March 25, 2008, as Silver Hill Management Services, Inc. On August 24, 2011, the Company amended its Certificate of Incorporation and changed its name to Fuel Doctor Holdings, Inc. On April 23, 2024, the Company changed its name to Charging Robotics Inc.

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of Charging Robotics Ltd. (“CR Israel”). Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023 (the “Closing”), the Company acquired 100% of the issued and outstanding stock of Charging Robotics (the “Acquisition”), making CR Israel a wholly owned subsidiary of the Company.

CR Israel was formed in February 2021, as an Israeli corporation, with the main goal of developing an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform will include a component which is small enough to fit under the vehicle, and which will automatically position itself for maximum-efficiency charging, and upon charging completion will automatically return to its docking station. CR Israel also developed a Wireless EV Charging System for automatic parking lots based on our wireless electricity transfer module.

On April 6, 2023, the Company issued a total of 910,000 newly issued shares of the Company’s common stock in respect of a private placement for total proceeds of $500.

On November 22, 2023, the Company announced that CR Israel received approval for funding from the Israel Innovation Authority (the “IIA”) for a pilot project that includes installing and demonstrating its solution for wireless charging of electric vehicles (EVs) in automated parking systems. The total approved budget for this project is approximately $445, of which the IIA will finance 50%. The Company is now engaged in a pilot project to implement the solution in an APS in Tel Aviv. In December 2023, CR Israel received $77 from the IIA, and on February 14, 2024, CR Israel received an additional $33 from the IIA.

On August 28, 2023, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), to (i) change its name to Charging Robotics Inc. (the “Name Change”); and (ii) effect a one-for-one hundred fifty reverse stock split (the “Reverse Stock Split”) of its outstanding shares of common stock, par value $0.0001 per share (the “Common Stock”).

The Company submitted an Issuer Company-Related Action Notification Form to the Financial Industry Regulatory Authority, Inc. (“FINRA”) regarding the Name Change and Reverse Stock Split.

On April 23, 2024, the Company received notice from FINRA that the Name Change and the Reverse Stock Split was announced on FINRA’s daily list and would take effect at market open on April 24, 2024 (the “Market Effective Date”). Accordingly, the FINRA corporate action to effect the Name Change and the Reverse Stock Split was completed on April 23, 2024.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

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

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

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

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

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

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

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

For the three months ended March 31, 2024, the Company recorded $1, in share-based compensation (see note 5(b)).

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the three months ended March 31, 2024, are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 12, 2024 (the “2023 Annual Report”).

As of March 31, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 3 – GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $1,966, as of December 31, 2023, and $2,164, as of March 31, 2024, and further losses are anticipated in the development of its business. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

NOTE 4 – INVESTMENT IN AFFILIATED COMPANY

a.	On April 24, 2021 (“Closing Date”), CR Israel invested $250 and purchased 19.99% of the share capital of Revoltz Ltd (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets.

b.	On July 28, 2022, CR Israel entered into a convertible loan agreement with Revoltz pursuant to which CR Israel was required to invest an amount of $60 in Revoltz (the “Loan Principal Amount”). In addition, the Charging Robotics provided Revoltz further lending of up to $340 (the “Additional Amount”, and together with the Loan Principal, the “Total Loan Amount”). The Total Loan Amount shall carry interest at the minimum rate prescribed by Israeli law.

The Total Loan Amount shall be converted into shares of Revoltz, upon the occurrence of any of the following events (each a “Trigger Event”):

i)	The consummation of funding by Revoltz of an aggregate amount of $1,000 at a pre-money Revoltz valuation of at least $7,000 (in the form of SAFE, equity or otherwise);

ii)	Revoltz has generated an aggregate of $1,000 or more in revenue.

In the event that a Trigger Event shall not have occurred on or prior to the 24-month anniversary of the date on which the Loan Principal Amount is actually extended to Revoltz, the Loan shall be due and repayable by Revoltz to the Company.

On March 31, 2024, the balance of the Loan Principal Amount granted was $63.

c.	The following table summarizes the equity method accounting for the investment in affiliated company:

Balance January 1, 2023	152
Share in losses of affiliated company	(27)
Foreign currency translation	(15)
Balance December 31, 2023	110
Share in losses of affiliated company	(18)
Foreign currency translation	(2)
Balance March 31, 2024	90

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 5 – INTANGIBLE ASSET

The Company considers all intangibles to be definite-lived assets with lives of 20 years. The Company will start amortization at the end of the product development.  Intangibles consisted of the following on March 31, 2024 and December 31, 2023:

Balance, January 1, 2023	$74
Additions	26
Balance, December 31, 2023	$100
Additions	4
Balance, March 31, 2024	$104

NOTE 6 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

(i)	The compensation to key management personnel for employment services they provide to the Company is as follows:

	Three Months Ended March 31,
	2024	2023
Consulting Fees – CEO	$21	$21
Consulting Fees - CFO	$9	$9
Directors’ compensation	$9	$-

(ii)	Balances owed to (by) related parties

	March 31,	December 31,
	2024	2023
Consulting Fees – CEO	$13	$8
Consulting Fees – CFO	3	8
Directors	44	27
Revoltz (see note 4b)	(63)	(62)
Medigus (see note 6c)	56	55
	$53	$36

b.	The Company currently operates out of an office of a related party free of rent.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 6 – RELATED PARTIES (CONT.)

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

During the three months ended March 31, 2024, the CEO earned $21 (during the three months ended March 31, 2023 - $21).

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 7 – COMMON STOCK AND PREFERRED STOCK

a.	As of March 31, 2024, and December 31, 2023, the Company’s share capital is composed as follows:

	March 31, 2024		December 31, 2023
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Shares of common stock (“Shares”)	2,990,000,000	9,151,040	2,990,000,000	9,151,040
Preferred shares	10,000,000	-	10,000,000	-

On March 22, 2022, the Company Amended the Articles of Incorporation and increased the number of authorized shares to 3,000,000,000 with a par value of $0.0001 of which 2,990,000,000 shares shall be common stock with a par value of $0.0001 and 10,000,000 shares shall be preferred stock with a par value of $0.0001.

There were no shares of preferred stock outstanding at March 31, 2024, and December 31, 2023.

Each Ordinary share is entitled to receive dividend, participate in the distribution of the Company’s net assets upon liquidation and to receive notices of participate and vote (at one vote per share) at the general meetings of the Company on any matter upon which the general meeting is authorized.

Pursuant to Note 1, upon the consummation of the Acquisition Agreement, Charging Robotics became a wholly-owned subsidiary of the Company and shareholders of Charging Robotics received 72.88% of the issued and outstanding share capital of the Company. On April 4, 2023, the Acquisition closed, and the shareholders of Charging Robotics were issued 6,145,000 shares of the Company.

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

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 7 – COMMON STOCK AND PREFERRED STOCK (CONT.)

On April 23, 2024, the Company received notice from FINRA that the Name Change and the Reverse Stock Split had been announced on FINRA’s daily list and wiould take effect at market open on April 24, 2024 (the “Market Effective Date”). Accordingly, the FINRA corporate action to effect the Name Change and the Reverse Stock Split is now completed. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

b.	Warrants:

Pursuant to the Acquisition (as defined in note 1), the Company issued the previous shareholders of Charging Robotics 6,150,000 warrants exercisable upon the Company achieving each of the three (3) performance milestones (“the Earn Out Milestones”) as follows:

(i)	Inhouse demonstration for automatic robotic charging of an electric vehicle – until December 31, 2025.

(ii)	Conditional PO for first system for automatic car parks – until December 31, 2025.

(iii)	Commercial agreement for pilot with an organization which was approved by the board – until December 31, 2025.

All Earn Out Milestones shall immediately accelerate upon the Company uplisting to the Nasdaq stock exchange.

c.	Share options in the Company

As of March 31, 2024 and December 31, 2023 there are no outstanding options in the Company

d.	Share options in CR Israel

On February 1, 2022, CR Israel issued 4 BGU Options, effective January 1, 2022. The fair value of the BGU Options granted was $30 using the Black-Scholes option pricing model using the following assumptions:

January 2022
Charging Robotics share price	$7,410
Charging Robotics Exercise price	$0
Dividend yield	0%
Risk-free interest rate	0.48%
Expected term (in years)	10
Volatility	75%

For the three months ended March 31, 2024, the Company recorded $1 in share-based compensation expenses in respect of the BGU Options (during the three months ended March 31, 2023 - $3).

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 7 – COMMON STOCK AND PREFERRED STOCK (CONT.)

A summary of stock options activity during the period is as follows:

	Number	Average weighted exercise price

Options outstanding at December 31, 2022	22	$6,818
Exercised	(18)	8,333

Options outstanding at December 31, 2023	4	$-
Exercised	-	-
Options outstanding at March 31, 2024	4	$-

Options exercisable at March 31, 2024	4	$-

The following CR Israel options are outstanding as of March 31, 2024:

Issuance date	Options outstanding	Exercise price per option	Options exercisable	Expiry date
January 1, 2022	4	$-	-	January 1, 2032

The following Charging Robotics options are outstanding as of December 31, 2023:

Issuance date	Options outstanding	Exercise price per option	Options exercisable	Expiry date
January 1, 2022	4	$-	-	January 1, 2032

NOTE 8 – SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred through May 13, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the three months ended March 31, 2024, other than described below:

On April 23, 2024, the Company received notice from FINRA that the Name Change and the Reverse Stock Split had been announced on FINRA’s daily list and would take effect at market open on April 24, 2024 (the “Market Effective Date”). Accordingly, the FINRA corporate action to effect the Name Change and the Reverse Stock Split was completed on April 23, 2024.

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

All information in this Quarterly Report on Form 10-Q relating to shares or price per share reflects the 1-for-150 reverse stock split effected by us on August 28, 2023, with the shares beginning trading on a post-split basis on the OTC Market on April 23, 2024.

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Recent Developments

Charging Robotics Ltd. Installed its wireless charging system for EV (electric vehicles) in an APC (automatic car park) in Tel Aviv in February 2024. This installation was done with the ACP provider, an Israeli company that sells and installs APC system built by the South Korean company Dong Yang. The system charges EV in an automatic manner in places where the driver cannot access and connect the plug to the vehicle charging socket. The system allows the driver to connect the charging plug to the vehicle in an accessible place and the car to be automatically charged in its final parking location. This allows us to sell systems that charge EV without any special requirement for wireless charging.

The system is operated by a UI (user interface) that was developed in cooperation with Make My Day, an Israeli company engaged in the development of smart phone apps for management of EV fleets. This app gives the drivers a complete solution from the moment they leave their current location to the moment they arrive at the destination. Upon leaving, the driver enters the destination, and the app suggests the optimal route to minimize electricity consumption. The app has a database of all the chargers along the route and suggests a place to charge if the battery state of charge is not sufficient to reach the destination. When reaching a “Charging Robotics” charger, the app is used to operate the system and manage all the billing and reporting issues. Since the app has a database of chargers operated by different suppliers, Charging Robotics can suggest the driver to charge the vehicle using other suppliers. This can open a new business model for charging robotics like affiliate or roaming business models.

This system was installed under a pilot project which was partially funded by the IAA (Israeli Innovation Authority). This pilot project is intended to be completed by July 2024. We have now started to upgrade the system based on lessons learned from its operation during the pilot with the intent to make it a sellable product. We anticipate that by September 2024 we will have completed this and be ready to sell the systems.

Parkomat, the Israeli company with whom we installed our system, forecasts that they will purchase 10-15 systems from us during 2024. These systems will be installed in ACP that are already installed as well as in new facilities. We are also in the process of exposing the system to suppliers of other ACP providers in Israel and abroad.

On April 23, 2024, the Company received notice from FINRA that the Name Change and the Reverse Stock Split has been announced on FINRA’s daily list and will take effect at market open on April 24, 2024 (the “Market Effective Date”). Accordingly, the FINRA corporate action to effect the Name Change and the Reverse Stock Split is now completed.

Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in this management’s discussion and analysis of financial condition and results of operations.

Hamas-Israel War

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen). It is possible that hostilities with Hezbollah in Lebanon will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. In addition, Iran recently launched a direct attack on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Such clashes may escalate in the future into a greater regional conflict.

Results of Operations for the three months ended March 31, 2024 and March 31, 2023

Revenues

We have generated revenues of $0 and $0 for the three months ended March 31, 2024, and March 31, 2023, respectively.

Operating expenses

Operating expenses for the three months ended March 31, 2024, were $182 thousand compared with $52 thousand for the three months ended March 31, 2023.  The operating expenses for the three months ended March 31, 2023, include only the operating expenses of CR Israel., whereas the operating expenses for the three months ended March 31, 2024 include also the operating expenses of the Company.

Liquidity and Capital Resources

As of March 31, 2024, and December 31, 2023, the Company’s cash balance was $0 thousand and $8 thousand, respectively.

As of March 31, 2024, and December 31, 2023, the Company’s total assets were $285 thousand and $323 thousand, respectively.

As of March 31, 2024, the Company had total liabilities of $558 thousand that consisted of $266 thousand in accounts payable and accrued liabilities, $116 thousand in related parties, $49 thousand in deferred revenues and $127 thousand in short term loans.

As of December 31, 2023, the Company had total liabilities of $397 thousand that consisted of $220 thousand in accounts payable and accrued liabilities, $98 thousand in related parties, $49 thousand in deferred revenues, and $30 thousand in short term loans.

As of March 31, 2024, the Company had a negative working capital of $481 thousand. As of December 31, 2023, the Company had negative working capital of $297 thousand.

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	March 31, 2024	December 31, 2023

Current Assets	$28	$51
Current Liabilities	509	348
Working Capital (deficit)	$(481)	$(297)

Cash Flows

	March 31, 2024	March 31, 2023

Cash flows (used) generated in operating activities	$(99)	$(66)
Cash flows used in investing activities	(4)	-
Cash flows from financing activities	95	39
Net increase (decrease) in cash during the period	$(8)	$(27)

Cash Flows from Operating Activities

During the three months ended March 31, 2024, we had negative cash flow from operations of $99 thousand compared to a negative cashflow of $68 thousand for the three months ended March 31, 2023. The increase resulted mainly from an increase in net loss.

Cash Flows from Investing Activities

During the three months ended March 31, 2024, we had negative cash flow from investing activities of $4 thousand, compared to no cash flow from investing activities for the three months ended March 31, 2023.

Cash Flows from Financing Activities

During the three months ended March 31, 2024, we had a positive cash flow from financing activities of $95 thousand, compared to $39 thousand for the three months ended March 31, 2023. The increased cash flow from financing activities in the three months ended March 31, 2024, resulted from receipt of short-term loans in the amount of $95 thousand.

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

The Company, as of March 31, 2024, had $0 thousand in cash and has not generated any revenues from operations to date. For the three months ending March 31, 2024, and March 31, 2023, our operating expenses amounted to $182 thousand and $52 thousand, respectively. In the previous two fiscal years our operating expenses were $740 thousand and $753 thousand for the years ended December 31, 2023 and December 31, 2022, respectively.

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

Other Contractual Obligations

As of the year ended December 31, 2023 and the three months ended March 31, 2024, we did not have any contractual obligations, other than those already disclosed in our most recent annual report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of March 31, 2024 and as of the date of this filing, May 13, 2024.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended March 31, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended March 31, 2024 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

CHARGING ROBOTICS INC.

Date: May 13, 2024	By:	/s/ Hovav Gilan
		Name:	Hovav Gilan
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gadi Levin
		Name:	Gadi Levin
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)