Form 10-Q
period 2024-06-30
Charging Robotics Inc.
filed 2024-08-13
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

20 Raul Wallenberg Street

Tel Aviv, Israel, 6971916

(Address of principal executive offices, zip code)

(+972) 54 642-0352

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

As of June 30, 2024, and August 13, 2024, there were 9,151,040 shares of common stock, par value $0.0001 per share, issued and outstanding.

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

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands except share and per share data

	June 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$38	$8
Other accounts receivable	14	43
Total current assets	52	51

Non current assets:
Intangible asset	104	100
Investment in an affiliate (Note 4)	83	110
Loan to an affiliate (Note 4)	63	62
Total non current assets	250	272

TOTAL ASSETS	$302	$323

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$103	$104
Other current liabilities	161	116
Receipt on account of shares	65	-
Short term loans	234	30
Related parties (Note 5)	146	98
Total current liabilities	709	348

Non-current liabilities:
Deferred revenues	$31	$49

Total liabilities	$740	$397

Stockholders’ deficit (Note 6)
Preferred shares of the Company, par value $0.0001 per share, 10,000,000 shares authorized, 0 shares issued and outstanding at December 31, 2023 and December 31, 2022	-	-
Common Stock, par value $0.0001, 2,990,000,000 shares authorized, 9,151,040 shares issued and outstanding at June 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	1,817	1,817
Foreign currency transaction reserve	(30)	(27)
Reserve from share-based compensation transactions	122	101
Accumulated deficit	(2,348)	(1,966)

Total stockholders’ deficit	(438)	(74)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$302	$323

See accompanying Notes to Condensed Consolidated Financial Statements

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands except share and per share data
(Unaudited)

	Three months ended		Six months ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023

Research and development costs	$85	$37	$148	$149
General and administrative costs	96	144	214	156
Operating loss	(181)	(181)	(362)	(305)
Financial expenses	1	-	3	-
Net loss	(180)	(181)	(359)	(305)
Share in losses of affiliate	(5)	(10)	(23)	(11)
Net loss for the period	(185)	(191)	(382)	(316)
Other comprehensive loss	(1)	(7)	(3)	(7)
Net loss and comprehensive loss for the period	(186)	(198)	(385)	(323)

Basic and diluted loss per common share	(0.02)	(0.02)	(0.04)	(0.08)
Weighted average common shares outstanding (*)	9,151,040	8,137,131	9,151,040	4,091,134

(*)	On April 23, 2024, the Company received notice from FINRA that the Reverse Stock Split has been announced on FINRA’s daily list and will take effect at market open on April 24, 2024 (the “Market Effective Date”). Accordingly, the FINRA corporate action to effect the Reverse Stock Split is now completed. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands except share and per share data

For the six and months ended June 30, 2024

(Unaudited)

	Common Stock		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	compensation	loss	Deficit	Deficit

Balance at January 1, 2024	9,151,040	$1	$1,817	$101	$(27)	$(1,966)	$(74)
Issuance of warrant				18			18
Share-based payment reserve	-	-	-	3	-	-	3
Net comprehensive loss for the period	-	-	-	-	(3)	(382)	(385)
Balance at June 30, 2024	9,151,040	$1	$1,817	$122	$(30)	(2,348)	$(438)

	Common Stock		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	compensation	loss	Deficit	Equity

Balance at January 1, 2023	182	$-	$741	$91	$(12)	$(1,188)	$(368)
Exercise of options	27	-	91	7	-	-	98
Issuance of shares in respect of converted loan	51	-	509	-	-	-	509
Effect of reverse merger	8,240,780	1	(25)	-	-	-	(24)
Issuance of shares in respect of private placement	910,000	-	501	-	-	-	501
Net comprehensive loss for the period	-	-	-	-	(7)	(316)	(323)
Balance at June 30, 2023	9,151,040	$1	$1,817	$98	$(19)	$(1,504)	$393

(*)	On April 23, 2024, the Company received notice from FINRA that the Reverse Stock Split has been announced on FINRA’s daily list and will take effect at market open on April 24, 2024 (the “Market Effective Date”). Accordingly, the FINRA corporate action to effect the Reverse Stock Split is now completed. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 U.S. dollars in thousands except share and per share data
(Unaudited)

	For the six months ended
	June 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(382)	$(316)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment expenses	3	7
Share in losses of affiliate	23	11
Interest income	3	(1)
Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	29	24
Increase (decrease) in related parties	48	(20)
Increase (decrease) in accounts payable	(1)	(58)
Increase in other accounts payable and accrued expenses	45	11
Net cash used in operating activities	(232)	(342)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Investment in intangible asset	(4)	-
Net cash used in investing activities	(4)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in respect of a private placement	-	501
Proceeds from short term loans received	201	-
Proceeds on account of shares	65	-
Proceeds from exercise of options	-	91
Net cash provided by financing activities	266	592

Net increase in cash	30	250
Effect of changes in foreign exchange rates	-	1
Effect of reverse merger	-	(24)
Cash at beginning of period	8	27

Cash at end of period	$38	$254

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Franchise taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of shares to in respect of converted loan	$-	$509
Issuance of warrants in respect of deferred revenue	$18	$-
Investment in intangible asset	$-	$11

See accompanying Notes to Condensed Consolidated Financial Statements

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 1 – GENERAL

Charging Robotics Inc. (formerly Fuel Doctor Holdings, Inc.) (the “Company”) was incorporated in the State of Delaware on March 25, 2008, as Silver Hill Management Services, Inc. On August 24, 2011, the Company amended its Certificate of Incorporation and changed its name to Fuel Doctor Holdings, Inc, and on April 23, 2024, the Company changed its name to Charging Robotics Inc.

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of Charging Robotics Ltd. (“CR Israel”). Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023 (the “Closing”), the Company acquired 100% of the issued and outstanding stock of CR Israel (the “Acquisition”), making CR Israel a wholly owned subsidiary of the Company.

CR Israel was formed in February 2021, as an Israeli corporation, with the main goal of developing an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform includes a component which is small enough to fit under the vehicle, and which automatically positions itself for maximum-efficiency charging, and upon charging completion automatically returns to its docking station. CR Israel also developed a Wireless EV Charging System for automatic parking lots based on our wireless electricity transfer module.

On April 6, 2023, the Company issued a total of 910,000 newly issued shares of common stock of the Company, par value $0.0001 per share (the “Common Stock”) in respect of a private placement for total proceeds of $500.

On November 22, 2023, the Company announced that CR Israel received approval for funding from the Israel Innovation Authority (the “IIA”) for a pilot project to include installing and demonstrating its solution for wireless charging of electric vehicles (EVs) in automated parking systems (“APS”). The total approved budget for this project was approximately $445, of which the IIA would finance 50%. The Company is now engaged in the pilot project to implement the solution in an APS in Tel Aviv. In December 2023, CR Israel received $77 from the IIA, and on February 14, 2024, CR Israel received an additional $33 from the IIA.

On August 28, 2023, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), to (i) change its name to Charging Robotics Inc. (the “Name Change”); and (ii) effect a one-for-one hundred fifty reverse stock split (the “Reverse Stock Split”) of its outstanding shares of Common Stock.

On August 28, 2023, the Company submitted an Issuer Company-Related Action Notification Form to the Financial Industry Regulatory Authority, Inc. (“FINRA”) regarding the Name Change and Reverse Stock Split.

On April 23, 2024, the Company received notice from FINRA that the Name Change and the Reverse Stock Split was announced on FINRA’s daily list and would take effect at market open on the Market Effective Date. Accordingly, the FINRA corporate action to effect the Name Change and the Reverse Stock Split was completed on April 23, 2024.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 1 – GENERAL (CONT.)

Basis of presentation of the financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the U.S Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of a normal recurring nature which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2023, filed with the SEC on March12, 2024. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

NOTE 2 – UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

The financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP).

a.	Use of estimates:

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements, and the reported amounts of expenses during the reporting periods. Actual results could differ from those estimates. As applicable to these financial statements, the most significant estimates and assumptions relate to share-based compensation and the Company’s ability to continue as a going concern.

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

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 2 – UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS (CONT.)

The investment in the affiliated company is accounted for by the equity method under ASC Subtopic 323-30, “Investments - Equity Method and Joint Ventures: Partnerships, Joint Ventures, and Limited Liability Entities”. Upon initial recognition, the cost of investment is based on the direct costs of acquiring the investment including amounts incurred on behalf of the investee.

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

The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2023, no liability for unrecognized tax positions has been recorded. Accordingly, no interest or penalties related to uncertain tax positions are recorded, either. It is the Company’s policy that any interest or penalties associated with unrecognized tax positions would be reflected in income tax expense.

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

For the six months ended June 30, 2024, the Company recorded $3, in share-based compensation (see note 5(b)).

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the six months ended June 30, 2024, are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 12, 2024 (the “2023 Annual Report”).

As of June 30, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 3 – GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $1,966, as of December 31, 2023, and $2,348, as of June 30, 2024, and further losses are anticipated in the development of its business. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

NOTE 4 – INVESTMENT IN AFFILIATED COMPANY

a.	On April 24, 2021, CR Israel invested $250 and purchased 19.99% of the share capital of Revoltz Ltd (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets.

b.	On July 28, 2022, CR Israel entered into a convertible loan agreement with Revoltz pursuant to which CR Israel was required to invest an amount of $60 in Revoltz (the “Loan Principal Amount”). In addition, CR Israel provided Revoltz further lending of up to $340 (the “Additional Amount”, and together with the Loan Principal, the “Total Loan Amount”). The Total Loan Amount shall carry interest at the minimum rate prescribed by Israeli law.

The Total Loan Amount shall be converted into shares of Revoltz, upon the occurrence of any of the following events (each a “Trigger Event”):

i)	The consummation of funding by Revoltz of an aggregate amount of $1,000 at a pre-money Revoltz valuation of at least $7,000 (in the form of SAFE, equity or otherwise);

ii)	Revoltz has generated an aggregate of $1,000 or more in revenue.

In the event that a Trigger Event shall not have occurred on or prior to the 24-month anniversary of the date on which the Loan Principal Amount is actually extended to Revoltz, the Loan shall be due and repayable by Revoltz to the Company.

On June 30, 2024, the balance of the Loan Principal Amount was $63.

c.	The following table summarizes the equity method accounting for the investment in affiliated company:

Balance January 1, 2023	$152
Share in losses of affiliated company	(27)
Foreign currency translation	(15)
Balance December 31, 2023	$110
Share in losses of affiliated company	(23)
Foreign currency translation	(4)
Balance June 30, 2024	$83

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 5 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

(i)	The compensation to key management personnel for employment services they provide to the Company is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Consulting Fees – CEO	$20	$21	$41	$42
Consulting Fees - CFO	$9	$11	$18	$20
Directors’ compensation	$9	$-	$30	$6

(ii)	Balances owed to (by) related parties

	June 30,	December 31,
	2024	2023
Consulting Fees – CEO	$27	$8
Consulting Fees – CFO	6	8
Directors	57	27
Revoltz (see note 4b)	(63)	(62)
Medigus (see note 5c)	56	55
	$83	$36

b.	The Company currently operates out of an office of a related party free of rent.

c.	As of January 1, 2023, CR Israel owed a related party $550 (the “Medigus Loan”). The Medigus Loan bears interest in accordance with section 3(i) of the Israeli tax code (2.42% annually during 2022) and no fixed date for repayment has been determined. On January 1, 2023, CR Israel and Medigus signed an agreement to amend the terms of the Medigus Loan (the “Medigus Loan Agreement”). Pursuant to the Medigus Loan Agreement, the interest rate remains unchanged, and the capital and interest was to be repaid in cash or shares, or a combination thereof by June 30, 2023. On April 4, 2023, the Medigus Loan balance owing was $553. $509 of the Medigus Loan was converted into 28 shares of CR Israel and the remaining Medigus Loan balance will be repaid in cash. The Company is in discussions with Medigus to extend the repayment date of the remaining loan balance.

d.	On October 1, 2021, CR Israel signed a consulting agreement with the CEO, pursuant to which CR Israel will pay the CEO a monthly fee of NIS 24,700 (approximately $7). Subject to approval of CR Israels’ board of directors (“Board”), the CEO shall be entitled to receive stock options in the Company that will entitle him to own 3% of Charging Robotics. The options will have an exercise price equivalent to a Company valuation of $10,000. As of the date of this report, the options have not been issued as the Board has not yet approved their issuance.

During the six months ended June 30, 2024, the CEO earned $41 (during the six months ended June 30, 2023 - $42).

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 6 – COMMON STOCK AND PREFERRED STOCK

a.	As of June 30, 2024, and December 31, 2023, the Company’s share capital is composed as follows:

	June 30, 2024		December 31, 2023
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Shares of Common Stock	2,990,000,000	9,151,040	2,990,000,000	9,151,040
Shares of Preferred Stock	10,000,000	-	10,000,000	-

On March 22, 2022, the Company amended its Certificate of Incorporation and increased the number of authorized shares to 3,000,000,000 with a par value of $0.0001 of which 2,990,000,000 shares shall be Common Stock and 10,000,000 shares shall be preferred stock with a par value of $0.0001.

There were no shares of preferred stock of the Company, par value $0.0001 per share (“Preferred Stock”) outstanding at June 30, 2024, and December 31, 2023.

Each share of Common Stock is entitled to receive dividends, participate in the distribution of the Company’s net assets upon liquidation, and to receive notices of participation and vote (at one vote per share of Common Stock) at the general meetings of the Company on any matter upon which the general meeting is authorized.

On April 23, 2024, the Company received notice from FINRA that the Name Change and the Reverse Stock Split had been announced on FINRA’s daily list and would take effect at market open on the Market Effective Date. Accordingly, the FINRA corporate action to effect the Name Change and the Reverse Stock Split is now completed. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

During June 2024, the Company received a total of $65 on account of 118,182 shares of Common Stock, to be issued by the Company to three investors, at a price per share of $0.55.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 6 – COMMON STOCK AND PREFERRED STOCK (CONT.)

b.	Warrants:

(i)	Pursuant to the Acquisition (as defined in Note 1), the Company issued the previous shareholders of CR Israel 6,150,000 warrants exercisable upon the Company achieving each of the three (3) performance milestones (collectively, the “Earn Out Milestones”) as follows:

●	In-house demonstration for automatic robotic charging of an electric vehicle – until December 31, 2025.

●	Conditional purchase order for first system for automatic car parks – until December 31, 2025.

●	Commercial agreement for pilot with an organization which was approved by the board – until December 31, 2025.

All Earn Out Milestones shall immediately accelerate upon the Company uplisting to the Nasdaq stock exchange.

(ii)	On June 20, 2024, the Company issued Automax Motors Ltd. a warrant to purchase 122,831 shares of Common Stock (collectively, the “Automax Warrant”). The exercise price of the Automax Warrant was set at $12.82 per share, and the expiry date of the Automax Warrant is September 20, 2027. The fair value of the Automax Warrant granted was $19, using the Black-Scholes option pricing model using the following assumptions:

(iii)	A summary of warrant activity during the period is as follows:

	Number	Average weighted exercise price

Warrants outstanding at December 31, 2023	6,150,000	$0.00
Warrant Granted (iv)	122,831	12.82
Warrants outstanding at June 30, 2024	6,272,831	$0.25

Warrants exercisable at June 30, 2024	122,831	$12.82

c.	Options in CR Israel

On February 1, 2022, CR Israel issued 4 options to Ben Gurion University (the “BGU Options”) with an exercise price of $0.01. The BGU Options expire on January 1, 2032. The fair value of the BGU Options granted was $30, using the Black-Scholes option pricing model using the following assumptions:

January 2022
CR Israel share price	$7,410
CR Israel Exercise price	$0.01
Dividend yield	0%
Risk-free interest rate	0.48%
Expected term (in years)	10
Volatility	75%

For the six months ended June 30, 2024, the Company recorded $3 in share-based compensation expenses in respect of the BGU Options (as compared to during the six months ended June 30, 2023, which was - $7).

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred through August 13, 2023. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the six months ended June 30, 2024, other than described below:

On July 3, 2024, the Company received $20 from an investor in consideration for the issuance of 36,364 shares of Common Stock, to be issued by the Company to the investor, at a price per share of $0.55.

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

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Recent Developments

Our current product which we are pilot testing with an Automated Parking System (“APS”) supplier in Israel is a system that wirelessly charges electric vehicles (“EVs”) in APSs. Upon arrival at the APS, the driver parks the EV on a plate used by the APS to transport the EV to the final parking location. The EV remains on the plate until it is retrieved by the APS and the driver enters the EV departs. When a driver parks an EV on these charging plates, they connect a regular charging cable to a socket installed on the plate, at which point the plate moves through the APS via conveyors and elevators to the parking location. Our system is installed in two parts. The electricity receiving component is installed on the plate and consists of a receiving coil and supporting electronics and a socket where the driver connects a cable to the charging socket of the EV. The system’s transmitting component is installed in the APS facility and consists of a transmitting coil and the supporting electronics. As the driver parks the EV and connects the cable from the plate to the EV, he initiates that charging using our mobile application. Once initiated, the system goes into standby mode. Upon the plate arriving at its final parking location, charging of the EV begins. When the plate and EV are in the final parking position, the transmitting coil and the receiving coil are in proximity and by way of electromagnetic induction, electricity passes from the stationary part (transmitting) of the system to the moving (receiving) part of the system. This enables the charging of EVs in places where drivers can not enter and manually connect a plug.

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

On November 22, 2023, the Company announced that it received approval for funding from the Israel Innovation Authority (“IIA”) for a pilot project that includes installing and demonstrating its solution for wireless charging of EVs in APSs. The total approved budget for this project is approximately $445, of which the IIA will finance 50%. The Company is now engaged in the project to implement the solution in an APS in Tel Aviv. This project was intended to be completed by July 2024, but due to the Israel Hamas war (see below), we have extended it by three months, with approval from the IAA. At the time of this filing, we are on track with our plan to upgrade the system, based on data gathered thus far during the project, with the intent to subsequently commercialize the resulting product. We still anticipate that by September 2024 we will have completed this trajectory and be ready to sell our proprietary charging solution. We have begun working on obtaining regulatory approvals for the product and plan to receive Israel Standardization Institute approval by December 2024.

Recently, we also received a purchase order from an APS provider in Israel for installation of multiple systems in June 2025. We are also in discussions with three other APS providers in Israel. The combined forecast from these customers and potential customers is installation of approximately thirty systems by the end of 2024. We see this growth as indicative of a favorable response from the market to our systems.

In order to prepare to meet this increased market demand, we are in the process of establishing subcontractor-based production capabilities, working on increasing our work force and sourcing office and R&D spaces, and are already in discussions with various locations.

On April 23, 2024, the Company received notice from FINRA that the Name Change and the Reverse Stock Split was announced on FINRA’s daily list and would take effect at market open on the Market Effective Date. Accordingly, the FINRA corporate action to effect the Name Change and the Reverse Stock Split is now completed. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in this management’s discussion and analysis of financial condition and results of operations.

Hamas-Israel War

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and southern border (with the Houthi movement in Yemen), including a recent direct attack by the Houthis on July 19, 2024, which struck a residential building in Tel Aviv, Israel, killing one civilian and injury more. As hostilities with Hezbollah in Lebanon continue to escalate, it is possible that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities. In addition, Iran recently launched a direct attack on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel. and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. Such clashes may escalate in the future into a greater regional conflict.

Results of Operations for the six months ended June 30, 2024 and June 30, 2023

Revenues

We have generated revenues of $0 and $0 for the six months ended June 30, 2024, and June 30, 2023, respectively.

Operating expenses

Operating expenses for the six months ended June 30, 2024, were $362 thousand compared with $305 thousand for the six months ended June 30, 2023. The increase in operating expenses in 2024 is due to an increase in general and administrative expenses. Research and development expenses for the six months ended June 30, 2024, were $148 thousand, compared to $149 thousand for the six months ended June 30, 2023. General and administrative expenses increased by $58 thousand, from $156 thousand for the six months ended June 30, 2023, to $214 thousand for the six months ended June 30, 2024. The increase is due to increased business and other operational activity in the Company, including the completion of our first pilot project with Parkomot.

Results of Operations of the Company for the three months ended June 30, 2024 and June 30, 2023

Revenues

We have generated revenues of $0 and $0 for the three months ended June 30, 2024 and June 30, 2023, respectively.

Operating expenses

Operating expenses for the three months ended June 30, 2024, were $181 thousand compared with $181 thousand for the three months ended June 30, 2023. Research and development expenses for the three months ended June 30, 2024, amounted to $85 thousand, compared to $37 thousand for the three months ended June 30, 2023. The increase is due mainly to an increase in subcontractor expenses. During the period we completed our first pilot project with Parkomot. General and administrative expenses decreased by $48 thousand, from $144 thousand for the three months ended June 30, 2023, to $96 thousand for the three months ended June 30, 2024.

Liquidity and Capital Resources

As of June 30, 2024, and December 31, 2023, the Company’s cash balance was $38 thousand and $8 thousand, respectively.

As of June 30, 2024, and December 31, 2023, the Company’s total assets were $302 thousand and $323 thousand, respectively.

As of June 30, 2024, the Company had total liabilities of $740 thousand, that consisted of $264 thousand in accounts payable and accrued liabilities, $146 thousand in related parties, $65 thousand in receipt upon investment in our shares, $31 thousand in deferred revenues and $234 thousand in short term loans.

As of December 31, 2023, the Company had total liabilities of $397 thousand, that consisted of $220 thousand in accounts payable and accrued liabilities, $98 thousand in related parties, $49 thousand in deferred revenues, and $30 thousand in short term loans.

As of June 30, 2024, the Company had a negative working capital of $657 thousand. As of December 31, 2023, the Company had negative working capital of $297 thousand.

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	June 30, 2024	December 31, 2023

Current assets	$52	$51
Current liabilities	709	348
Working capital deficit	$(657)	$(297)

Cash Flows

	June 30, 2024	June 30, 2023

Cash flow used generated in operating activities	$(232)	$(342)
Cash flow used in investing activities	(4)	-
Cash flows from financing activities	266	592
Net increase in cash during the period	$30	$250

Cash flows from operating activities

During the six months ended June 30, 2024, we had negative cash flow from operations of $232 thousand compared to a negative cashflow of $342 thousand for the six months ended June 30, 2023.

Cash flows from investing activities

During the six months ended June 30, 2024, we had negative cash flow from investing activities of $4 thousand, compared to a zero cashflow for the six months ended June 30, 2023.

Cash flows from financing activities

During the six months ended June 30, 2024, we had a positive cash flow from financing activities of $266 thousand, compared to a cashflow of $592 thousand for the six months ended June 30, 2023.

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

The Company, as of June 30, 2024, had $38 thousand in cash and has not generated any revenues from operations to date. For the six months ending June 30, 2024, and June 30, 2023, our operating expenses amounted to $362 thousand and $305 thousand, respectively. In the previous two fiscal years our operating expenses were $740 thousand and $753 thousand for the years ended December 31, 2023 and December 31, 2022, respectively.

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

Other Contractual Obligations

As of the year ended December 31, 2023 and the six months ended June 30, 2024, we did not have any contractual obligations, other than those already disclosed in our most recent annual report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of June 30, 2024 and as of the date of this filing, August 13, 2024.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended June 30, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended June 30, 2024 are fairly stated, in all material respects, in accordance with GAAP.

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

CHARGING ROBOTICS INC.

Date: August 13, 2024	By:	/s/ Hovav Gilan
		Name:	Hovav Gilan
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gadi Levin
		Name:	Gadi Levin
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)