Form 10-Q
period 2024-09-30
Charging Robotics Inc.
filed 2024-11-13
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(MARK ONE)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of September 30, 2024, and November 13, 2024, there were 9,152,228 shares of common stock, par value $0.0001 per share, issued and outstanding.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

TABLE OF CONTENTS

		Page
Part I. Financial Information		1

Item 1.	Consolidated Financial Statements (Unaudited)	1

	Condensed Consolidated Balance Sheets as at September 30, 2024 (Unaudited) and December 31, 2023 (Audited)	1

	Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2024 and September 30, 2023 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Stockholders’ Equity for the Three and Nine Months Ended September 30, 2024 and September 30, 2023 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2024 and September 30, 2023 (Unaudited)	4

	Notes to the Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

Part II. Other Information		19

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 3.	Defaults Upon Senior Securities	19

Item 4.	Mine Safety Disclosures	19

Item 5.	Other Information	19

Item 6.	Exhibits	19

Signatures		20

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

PART I. FINANCIAL INFORMATION

ITEM 1: CONSOLIDATED FINANCIAL STATEMENTS.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands except share and per share data

	September 30, 2024	December 31, 2023
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$6	$8
Other accounts receivable	19	43
Total current assets	25	51

Non current assets:
Intangible asset	104	100
Investment in an affiliate (Note 4)	78	110
Loan to an affiliate (Note 4)	64	62
Total non current assets	246	272

TOTAL ASSETS	$271	$323

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$92	$104
Other current liabilities	197	116
Receipt on account of shares	85	-
Short term loans	340	30
Related parties (Note 5)	160	98
Total current liabilities	874	348

Non-current liabilities:
Deferred revenues	$31	$49

Total liabilities	$905	$397

Stockholders’ deficit (Note 6)
Preferred shares of the Company, par value $0.0001 per share, 10,000,000 shares authorized, 0 shares issued and outstanding on each of September 30, 2024 and December 31, 2023	-	-
Common Stock, par value $0.0001, 2,990,000,000 shares authorized, 9,152,228 shares issued and outstanding on each of September 30, 2024 and December 31, 2023	1	1
Additional paid-in capital	1,817	1,817
Foreign currency transaction reserve	(29)	(27)
Reserve from share-based compensation transactions	123	101
Accumulated deficit	(2,546)	(1,966)

Total stockholders’ deficit	(634)	(74)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$271	$323

See accompanying Notes to Condensed Consolidated Financial Statements

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

U.S. dollars in thousands except share and per share data
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023

Research and development costs	$78	$145	$226	$294
General and administrative costs	107	127	320	210
Operating loss	(185)	(272)	(546)	(504)
Financial expenses	(7)	-	(4)	-
Net loss	(192)	(272)	(550)	(504)
Share in losses of affiliate	(7)	(14)	(30)	(24)
Net loss for the period	(199)	(286)	(580)	(528)
Other comprehensive loss	1	(20)	(2)	(20)
Net loss and comprehensive loss for the period	(198)	(306)	(582)	(548)

Basic and diluted loss per common share	(0.02)	(0.03)	(0.06)	(0.09)
Weighted average common shares outstanding (*)	9,152,228	9,152,228	9,152,228	5,796,304

(*)	On April 23, 2024, the Company received notice from FINRA that the Reverse Stock Split has been announced on FINRA’s daily list and will take effect at market open on April 24, 2024 (the “Market Effective Date”). Accordingly, the FINRA corporate action to effect the Reverse Stock Split is now completed. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

U.S. dollars in thousands except share and per share data

For the nine months ended September 30, 2024

(Unaudited)

	Common Stock		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	compensation	loss	Deficit	Deficit

Balance at January 1, 2024	9,152,228	$1	$1,817	$101	$(27)	$(1,966)	$(74)
Issuance of warrant				18			18
Share-based payment reserve	-	-	-	4	-	-	4
Net comprehensive loss for the period	-	-	-	-	(2)	(580)	(582)
Balance at September 30, 2024	9,152,228	$1	$1,817	$123	$(29)	(2,546)	$(634)

	Common Stock		Additional Paid in	Stock-based	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	compensation	loss	Deficit	Equity

Balance at January 1, 2023	182	$-	$741	$91	$(12)	$(1,188)	$(368)
Exercise of options	27	-	91	9	-	-	100
Issuance of shares in respect of converted loan	51	-	509	-	-	-	509
Effect of reverse merger	8,241,968	1	(25)	-	-	-	(24)
Issuance of shares in respect of private placement	910,000	-	501	-	-	-	501
Net comprehensive loss for the period	-	-	-	-	(20)	(528)	(548)
Balance at September 30, 2023	9,152,228	$1	$1,817	$100	$(32)	$(1,716)	$170

(*)	On April 23, 2024, the Company received notice from FINRA that the Reverse Stock Split has been announced on FINRA’s daily list and will take effect at market open on April 24, 2024 (the “Market Effective Date”). Accordingly, the FINRA corporate action to effect the Reverse Stock Split is now completed. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

See accompanying Notes to Condensed Consolidated Financial Statements

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

 U.S. dollars in thousands except share and per share data
(Unaudited)

	For the nine months ended
	September 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(580)	$(528)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based payment expenses	4	9
Share in losses of affiliate	30	24
Interest expenses	16	-
Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	24	25
Increase (decrease) in related parties	62	26
Increase (decrease) in accounts payable	(12)	(99)
Increase in other accounts payable and accrued expenses	81	32
Net cash used in operating activities	(375)	(511)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Effect of reverse merger	(4)	3
Net cash used in investing activities	(4)	3

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of shares in respect of a private placement	-	500
Proceeds from short term loans received	292	-
Proceeds on account of shares	85	-
Proceeds from exercise of options	-	91
Net cash provided by financing activities	377	591

Net increase (decrease) in cash	(2)	83
Effect of changes in foreign exchange rates	-	1
Cash at beginning of period	8	27

Cash at end of period	$6	$111

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$-	$-
Franchise taxes	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Issuance of shares to in respect of converted loan	$-	$509
Issuance of warrants in respect of deferred revenue	$18	$-

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

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 1 – GENERAL (CONT.)

Basis of presentation of the financial statements:

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the U.S. Securities and Exchange Commission (the “SEC”). Certain information or footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments consisting of a normal recurring nature which are necessary for a fair presentation of the financial position, operating results, and cash flows for the periods presented.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report for the year ended December 31, 2023, filed with the SEC on March 12, 2024. The interim period results do not necessarily indicate the results that may be expected for any other interim period or for the full fiscal year.

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

The Company’s long-lived assets are reviewed for impairment in accordance with ASC No. 360, “Property, Plant and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset (or asset group) may not be recoverable. Recoverability of assets (or asset group) to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2023, no impairment losses were recorded.

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

The Company account for income taxes in accordance with ASC 740, “Income Taxes” which prescribes the use of the liability method whereby deferred tax assets and liability account balances are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value if it is more likely than not that a portion or all of the deferred tax assets will be realized. Based on ASC 740, a two-step approach is used to recognize and measure uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes.

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

For the nine months ended September 30, 2024, the Company recorded $4, in share-based compensation (see note 5(b)).

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

The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. In the opinion of the Company’s management, the accompanying unaudited condensed financial statements contain all adjustments that are necessary to present fairly the Company’s financial position and results of operations for the interim periods presented. The results for the nine months ended September 30, 2024, are not necessarily indicative of the results for the year ending December 31, 2024, or for any future period.

Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited financial statements as of and for the year ended December 31, 2023, and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 12, 2024 (the “2023 Annual Report”).

As of September 30, 2024, there have been no material changes in the Company’s significant accounting policies from those that were disclosed in the 2023 Annual Report.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 3 – GOING CONCERN

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred a loss since inception resulting in an accumulated deficit of $1,966, as of December 31, 2023, and $2,546, as of September 30, 2024, and further losses are anticipated in the development of its business. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

On September 30, 2024, the balance of the Loan Principal Amount was $64.

c.	The following table summarizes the equity method accounting for the investment in affiliated company:

Balance January 1, 2023	$152
Share in losses of affiliated company	(27)
Foreign currency translation	(15)
Balance December 31, 2023	$110
Share in losses of affiliated company	(30)
Foreign currency translation	(2)
Balance September 30, 2024	$78

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 5 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

(i)	The compensation to key management personnel for employment services they provide to the Company is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Consulting Fees – CEO	$20	$21	$60	$63
Consulting Fees - CFO	$9	$12	$27	$32
Directors’ compensation	$21	$21	$63	$42

(ii)	Balances owed to (by) related parties

	September 30,	December 31,
	2024	2023
Consulting Fees – CEO	$20	$8
Consulting Fees – CFO	12	8
Directors	70	27
Revoltz (see note 4b)	(64)	(62)
Xylo (see note 5c)	57	55
	$95	$36

b.	The Company currently operates out of an office of a related party free of rent.

c.	As of January 1, 2023, CR Israel owed Xylo Technologies Ltd., f/k/a Medigus Ltd., a related party (“Xylo”) $550 (the “Xylo Loan”). The Xylo Loan bears interest in accordance with section 3(i) of the Israeli tax code (2.42% annually during 2022) and no fixed date for repayment has been determined. On January 1, 2023, CR Israel and Xylo signed an agreement to amend the terms of the Xylo Loan (the “Xylo Loan Agreement”). Pursuant to the Xylo Loan Agreement, the interest rate remains unchanged, and the capital and interest was to be repaid in cash or shares, or a combination thereof by June 30, 2023. On April 4, 2023, the Xylo Loan balance owing was $553. $509 of the Xylo Loan was converted into 28 shares of CR Israel and the remaining Xylo Loan balance will be repaid in cash. The Company is in discussions with Xylo to extend the repayment date of the remaining loan balance.

d.	On October 1, 2021, CR Israel signed a consulting agreement with the CEO, pursuant to which CR Israel will pay the CEO a monthly fee of NIS 24,700 (approximately $7). Subject to approval of CR Israels’ board of directors (“Board”), the CEO shall be entitled to receive stock options in the Company that will entitle him to own 3% of Charging Robotics. The options will have an exercise price equivalent to a Company valuation of $10,000. As of the date of this report, the options have not been issued as the Board has not yet approved their issuance.

During the nine months ended September 30, 2024, the CEO earned $60 (during the nine months ended September 30, 2023 - $63).

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 6 – COMMON STOCK AND PREFERRED STOCK

a.	As of September 30, 2024, and December 31, 2023, the Company’s share capital is composed as follows:

	September 30, 2024		December 31, 2023
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Shares of Common Stock	2,990,000,000	9,152,228	2,990,000,000	9,152,228
Shares of Preferred Stock	10,000,000	-	10,000,000	-

On March 22, 2022, the Company amended its Certificate of Incorporation and increased the number of authorized shares to 3,000,000,000 with a par value of $0.0001 of which 2,990,000,000 shares shall be Common Stock and 10,000,000 shares shall be preferred stock with a par value of $0.0001.

There were no shares of preferred stock of the Company, par value $0.0001 per share (“Preferred Stock”) outstanding at September 30, 2024, and December 31, 2023.

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

During the three-month period between June 2024 through July 2024, the Company received a total of $85 on account of 154,545 shares of Common Stock, to be issued by the Company to three investors, at a price per share of $0.55.

CHARGING ROBOTICS INC.

(FORMERLY FUEL DOCTOR HOLDINGS, INC.)

NOTES TO THE condensed CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands except share and per share data

(UNAUDITED)

NOTE 6 – COMMON STOCK AND PREFERRED STOCK (CONT.)

b.	Warrants:

(i)	Pursuant to the Acquisition (as defined in Note 1), the Company issued the previous shareholders of CR Israel 6,150,000 warrants exercisable upon the Company achieving each of the three (3) performance milestones (collectively, the “Earn Out Milestones”) as follows:

●	In-house demonstration for automatic robotic charging of an electric vehicle – until December 31, 2025.

●	Conditional purchase order for first system for automatic car parks – until December 31, 2025.

●	Commercial agreement for pilot with an organization which was approved by the board – until December 31, 2025.

All Earn Out Milestones shall immediately accelerate upon the Company uplisting to the Nasdaq stock exchange.

(ii)	On June 20, 2024, the Company issued Automax Motors Ltd. a warrant to purchase 122,831 shares of Common Stock (the “Automax Warrant”). The exercise price of the Automax Warrant was set at $12.82 per share, and the expiry date of the Automax Warrant is September 20, 2027. The fair value of the Automax Warrant granted was $19, using the Black-Scholes option pricing model using the following assumptions:

(iii)	A summary of warrant activity during the period is as follows:

	Number	Average weighted exercise price

Warrants outstanding at December 31, 2023	6,150,000	$0.00
Warrant Granted (iv)	122,831	12.82
Warrants outstanding at September 30, 2024	6,272,831	$0.25

Warrants exercisable at September 30, 2024	122,831	$12.82

c.	Options in CR Israel

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

For the nine months ended September 30, 2024, the Company recorded $4 in share-based compensation expenses in respect of the BGU Options (as compared to during the nine months ended September 30, 2023, which was - $9).

NOTE 7 – SUBSEQUENT EVENTS

The Company evaluated all other events or transactions that occurred through November 13, 2024. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the nine months ended September 30, 2024, other than described below:

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

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Recent Developments

Our current product, which we are pilot testing with an Automated Parking System (“APS”) supplier in Israel, is a system that wirelessly charges electric vehicles (“EVs”) in APSs. Upon arrival at the APS, the driver parks the EV on a plate used by the APS to transport the EV to the final parking location. The EV remains on the plate until it is retrieved by the APS and the driver enters the EV departs. When a driver parks an EV on these charging plates, they connect a regular charging cable to a socket installed on the plate, at which point the plate moves through the APS via conveyors and elevators to the parking location. Our system is installed in two parts. The electricity receiving component is installed on the plate and consists of a receiving coil and supporting electronics and a socket where the driver connects a cable to the charging socket of the EV. The system’s transmitting component is installed in the APS facility and consists of a transmitting coil and the supporting electronics. As the driver parks the EV and connects the cable from the plate to the EV, he initiates that charging using our mobile application. Once initiated, the system goes into standby mode. Upon the plate arriving at its final parking location, charging of the EV begins. When the plate and EV are in the final parking position, the transmitting coil and the receiving coil are in proximity and by way of electromagnetic induction, electricity passes from the stationary part (transmitting) of the system to the moving (receiving) part of the system. This enables the charging of EVs in places where drivers can not enter and manually connect a plug.

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

The Company concluded a pilot testing project of its product with an Israeli company that installs and operates APSs. This pilot project was partially funded by the Israeli Innovation Authority. Based on this pilot test, the Company has begun developing its next generation product with new features and fixes that will make it more suitable for mass production and sales. This next generation of the Company’s product is expected to be ready for commercialization in January 2025. The Company’s expected timeframe to receive regulatory approval for this product from the Israel Standardization Institute has been slightly delayed, with the new expected timing for approval to occur by April 2025.

The purchase order received from an APS provider in Israel for installation of multiple systems in June 2025 was delayed and the systems are now expected to be installed towards the end of 2025. We are also in discussions with three other APS providers in Israel. The combined forecast from these customers and potential customers is installation of approximately thirty systems by the end of 2024. We see this growth as indicative of a favorable response from the market to our systems.

In order to prepare to meet this increased market demand, we are in the process of establishing subcontractor-based production capabilities, working on increasing our work force and sourcing office and R&D spaces. We have located an office and production space and plan to move our activities to this location by December 31, 2024.

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

Hamas-Israel War

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on the Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in thousands of deaths and injuries, and Hamas additionally kidnapped many Israeli civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and commenced a military campaign against Hamas and other terrorist organizations in parallel to their continued rocket and terror attacks. In addition, since the commencement of these events, there have been continued hostilities along Israel’s northern border with the Hezbollah terror organization based in Lebanon, and more recently, to the south of Israel, with the Houthi terror organization in Yemen. The hostilities with Hezbollah have escalated recently, prompting Israel to send its ground forces into southern Lebanon to destroy terrorist positions and infrastructure used by Hezbollah for attacks on northern and central Israel, which had caused the displacement of residents in northern Israel since early in the war. There is a risk that other terrorist organizations, including Palestinian military organizations in the West Bank as well as other hostile countries will join the hostilities against Israel. In addition, Iran has entered the conflict against Israel, shooting ballistic missiles at Israel twice during the current war (on April 13, 2024 and October 1, 2024). Iran is furthermore widely believed to be developing nuclear weapons, with which it has threatened Israel. Such clashes may escalate into a greater regional conflict.

Results of Operations for the nine months ended September 30, 2024 and September 30, 2023

Revenues

We have generated revenues of $0 and $0 for the nine months ended September 30, 2024, and September 30, 2023, respectively.

Operating expenses

Operating expenses for the nine months ended September 30, 2024, were $546 thousand compared with $504 thousand for the nine months ended September 30, 2023. The increase in operating expenses in 2024 is due to an increase in general and administrative expenses. Research and development expenses for the nine months ended September 30, 2024, were $226 thousand, compared to $294 thousand for the nine months ended September 30, 2023. General and administrative expenses increased by $110 thousand, from $210 thousand for the nine months ended September 30, 2023, to $320 thousand for the nine months ended September 30, 2024. The increase is due to increased business and other operational activity in the Company, including the completion of our first pilot project with Parkomot.

Results of Operations of the Company for the three months ended September 30, 2024 and September 30, 2023

Revenues

We have generated revenues of $0 and $0 for the three months ended September 30, 2024 and September 30, 2023, respectively.

Operating expenses

Operating expenses for the three months ended September 30, 2024, were $185 thousand compared with $272 thousand for the three months ended September 30, 2023. Research and development expenses for the three months ended September 30, 2024, amounted to $78 thousand, compared to $145 thousand for the three months ended September 30, 2023. The decrease is due mainly to a decrease in subcontractor expenses. General and administrative expenses decreased by $20 thousand, from $127 thousand for the three months ended September 30, 2023, to $107 thousand for the three months ended September 30, 2024.

Liquidity and Capital Resources

As of September 30, 2024, and December 31, 2023, the Company’s cash balance was $6 thousand and $8 thousand, respectively.

As of September 30, 2024, and December 31, 2023, the Company’s total assets were $271 thousand and $323 thousand, respectively.

As of September 30, 2024, the Company had total liabilities of $905 thousand, that consisted of $289 thousand in accounts payable and accrued liabilities, $160 thousand in related parties, $85 thousand in receipt upon investment in our shares, $31 thousand in deferred revenues and $340 thousand in short term loans.

As of December 31, 2023, the Company had total liabilities of $397 thousand, that consisted of $220 thousand in accounts payable and accrued liabilities, $98 thousand in related parties, $49 thousand in deferred revenues, and $30 thousand in short term loans.

As of September 30, 2024, the Company had a negative working capital of $849 thousand. As of December 31, 2023, the Company had negative working capital of $297 thousand.

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	September 30, 2024	December 31, 2023

Current assets	$25	$51
Current liabilities	874	348
Working capital deficit	$(849)	$(297)

Cash Flows

	September 30, 2024	September 30, 2023

Cash flow used generated in operating activities	$(375)	$(511)
Cash flow generated (used) in investing activities	(4)	3
Cash flows from financing activities	377	591
Net increase (decrease) in cash during the period	$(2)	$83

Cash flows from operating activities

During the nine months ended September 30, 2024, we had negative cash flow from operations of $375 thousand compared to a negative cashflow of $511 thousand for the nine months ended September 30, 2023.

Cash flows from investing activities

During the nine months ended September 30, 2024, we had negative cash flow from investing activities of $4 thousand, compared to a cashflow of $3 thousand for the nine months ended September 30, 2023.

Cash flows from financing activities

During the nine months ended September 30, 2024, we had a positive cash flow from financing activities of $377 thousand, compared to a cashflow of $592 thousand for the nine months ended September 30, 2023.

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

The Company, as of September 30, 2024, had $6 thousand in cash and has not generated any revenues from operations to date. For the nine months ended September 30, 2024, and September 30, 2023, our operating expenses amounted to $546 thousand and $504 thousand, respectively. In the previous two fiscal years our operating expenses were $740 thousand and $753 thousand for the years ended December 31, 2023 and December 31, 2022, respectively.

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

Other Contractual Obligations

As of the year ended December 31, 2023 and the nine months ended September 30, 2024, we did not have any contractual obligations, other than those already disclosed in our most recent annual report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act), we are not required to provide the information called for by this Item 3.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of September 30, 2024 and as of the date of this filing, November 13, 2024.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the quarter ended September 30, 2024 included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the quarter ended September 30, 2024 are fairly stated, in all material respects, in accordance with GAAP.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2024, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

CHARGING ROBOTICS INC.

Date: November 13, 2024	By:	/s/ Hovav Gilan
		Name:	Hovav Gilan
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gadi Levin
		Name:	Gadi Levin
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)