Form 10-K
period 2024-12-31
Charging Robotics Inc.
filed 2025-04-15
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-56253

CHARGING ROBOTICS INC.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of December 31, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.2 million.

The number of shares of common stock outstanding as of December 31, 2024, was 9,830,948.

Documents Incorporated by Reference: None.

i

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” “the Company,” or “Charging Robotics” refer to Charging Robotics Inc. (formerly Fuel Doctor Holdings, Inc.), a Delaware corporation, and its wholly-owned subsidiary, Charging Robotics, Ltd., an Israeli company, and references to “CR Israel” refer to Charging Robotics, Ltd.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2024, are translated using the rate of NIS 3.647 to $1.00, based on the exchange rate reported by the Bank of Israel on that date.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing, security, political and economic instability in the Middle East that could harm our business, including due to the security situation in Israel, and the demand for the Company’s products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1. BUSINESS

About Charging Robotics

Charging Robotics is engaged in the development, production and installation of wireless charging systems for various applications. The current focus of the company is wireless charging systems for electric vehicles (EVs) in robotic parking systems. The Company believes that this solves a very strong need for not being able to use cable based charging systems in these kinds of parking systems. At the heart of the technology is a wireless power transfer module that uses resonance induction coils to transfer electricity wirelessly. This module can be used for various products such as robotics and stationary platforms. These coils are installed in various places of the parking facility and when the robotics parking system stores a vehicle to be parked, the wireless charging system detects this and automatically starts to charge the car in a wireless manner.

CR Israel was founded in February 2021 with the goal of developing a robotics system (of our own) to wirelessly charge electric vehicles in regular parking lots. The robotic platform that we developed includes a component which is small enough to fit under the vehicle and charge it wirelessly. The robot will automatically position itself for maximum-efficiency charging, and upon completion will automatically return to its docking station or to charge the next vehicle. We have developed this concept and have a working prototype for it, proving its feasibility. Our focus on wireless charging for robotics parking systems began in in June 2023, since we found this market niche to be both large enough and much closer to market due to the R&D required, the bigger market needs and the better product market fit. Automatic or robotic parking systems (APSs) are used to store vehicles automatically, when a driver arrives at the parking facility, and retrieve them when such driver wishes to depart. The vehicles are stored in areas with no human access, which makes charging an EV using the traditional cable-and-plug system impractical, since drivers cannot reach their vehicles in order to connect the plug. The Company’s innovative solution utilizes wireless electrical transfer modules that do not require the driver to connect a plug in a place with no access. The Company’s solution is used to transfer electricity wirelessly from the building’s electrical grid to the vehicle (or alternatively, to a carrier plate on which the vehicle is located). This will enable EVs to charge in “no access” areas of APSs. Currently, the Company successfully completed a pilot project in Tel Aviv and is currently working towards delivery of the first purchased systems to be installed in automatic parking facilities in Tel Aviv.

On April 24, 2021, Charging Robotics invested $250,000 and purchased 19.99% of the share capital of Revoltz Ltd. (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets. On March 27, 2024, Revoltz announced a $2.7 million exclusive distribution agreement with the completion of the first batch production of 50 PORTO Micro-Mobility EVs for the last-mile delivery market. Completing the production is a significant step in Revoltz’s preparation for its first shipment in accordance with the distribution agreement it signed this past year.

Revoltz has made significant strides in the EV industry with the launch of PORTO, which provides a seamless blend of functionality, sturdy design, and agility, designed specifically for the growing last-mile delivery market. The PORTO vehicle, capable of 100 km with a delivery payload of 250L on a single charge, offers a similar payload capacity to a small hatchback car, at a fraction of the cost and with the ability to maneuver in tight urban environments.  PORTO uses an advanced tilting suspension mechanism, ensuring best-in-class stability, even bearing a full load. With high volume loading spaces integrated over both axles, the cargo weight is distributed evenly, making for a safe and confident ride with unmatched vehicle dimensions.

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

Industry Overview and Market Challenges

After entering commercial markets in the first half of the decade, EV sales have soared to 7.2M vehicles in 2019, surpassing 2018 – already a record year. According to updated forecast reports from Statista, the unit sales of the EV market are anticipated to reach 18.84m vehicles units by 2029.

In 2025, the revenue in the Electric Vehicles market is projected to reach a staggering US$828.6bn worldwide. Looking ahead, it is expected that the market will demonstrate a steady compounded annual growth rate (CAGR) of 6.95% from 2025-2029, and according to some research entities, developing public charging infrastructures to meet the demand is a key challenge to the EV industry.

The lack of sufficient charging stations, particularly in rural and suburban areas, continues to challenge EV adoption. According to an ongoing study by the California Energy Commission and the University of California Davis, almost 30% of EV charge attempts have failed for reasons such as charger congestion, damaged chargers, and difficulty locating the charging stations.  While urban centers see improvements, the industry needs widespread infrastructure to provide convenient charging options.

Some countries are also taking major actions to face the challenge of EV charging. By way of example, the U.S. Bipartisan Infrastructure Law passed in November 2021, and includes a budget of $7.2 billion, designated solely to EV charging infrastructure.

Currently, the main charging solution that is adopted globally is cable charging. But this is about to change. Wireless charging technology for the automotive industry is expected to be the fastest growing segment of the wireless charging solutions entire market by the year 2027.

The automotive wireless charging market is highly driven by an increase in sales of EVs and their demand for the safer, convenient, and faster wireless charging system compared to cables.

According to recent research companies, the global wireless EV charging market is expected to reach some 568 billion U.S. dollars by 2030. According to this source wireless recharging is currently not faster, but it may be more accessible. Inductive chargers use electromagnetic oscillations to efficiently produce electric current that recharges a battery, without the need to plug in any wires.

EV charging, which will eventually replace the traditional method of connecting the car to a power source. EVs may eventually be able to function similarly to conventional internal combustion engine (ICE) vehicles thanks to wireless or inductive charging.

The market is anticipated to be driven by increasing EV demand, wireless technology R&D, and the implementation of fast-charging infrastructure.

Our Solution

Our current product which was pilot tested with an APS supplier in Israel is a system that wirelessly charges EVs in APSs. Upon arrival at the APS, the driver parks the EV on a plate used by the APS to transport the EV to the final parking location. The EV remains on the plate until it is retrieved by the APS and the driver enters the EV departs. When a driver parks an EV on these chagrining plates, they connect a regular charging cable to a socket installed on the plate, at which point the plate moves through the APS via conveyors and elevators to the parking location. Our system is installed in two parts. The electricity receiving component is installed on the plate and consists of a receiving coil and supporting electronics and a socket where the driver connects a cable to the charging socket of the EV. The system’s transmitting component is installed in the APS facility and consists of a transmitting coil and the supporting electronics. As the driver parks the EV and connects the cable from the plate to the EV, he initiates that charging using our mobile application. Once initiated, the system goes into standby mode. Upon the plate arriving at its final parking location, charging of the EV begins. When the plate and EV are in the final parking position, the transmitting coil and the receiving coil are in proximity and by way of electromagnetic induction, electricity passes from the stationary part (transmitting) of the system to the moving (receiving) part of the system. This enables the charging of EVs in places where drivers can not enter and manually connect a plug.

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

Variety of business models. The Company will sell three different products, each utilizing different business models:

1.	EV Wireless Charging System. These systems will be used to charge vehicles in APSs. These systems will be sold to the end-user as capital equipment with payment at the installation of the system and recurring revenues for services after the warranty period has concluded.

2.	Software as a Service (SaaS). The user interface that is used to operate our system is developed in cooperation with Make My Day (a company specializing in app development for EV fleet management). This user interface is used by the driver to get recommendations for a driving route that optimizes EV electricity consumption, and also has functions which assist the driver in utilizing our system upon arrival to an APS. Based on the benefits that this solution provides drivers, we intend to monetize it to generate another revenue stream by way of subscription fees and/or advertisements once we’ve sufficiently scaled to reach a wider driver audience.

3.	Electricity for Charging. We may offer a service of EV charging using our proprietary wireless charging system. We will offer the driver a service that ensures that their vehicle is always charged when parked over our charger. For this we will install our systems at the parking facility and we will use them to charge the vehicles. The driver will be offered various plans for purchasing electricity from us. One option can be a fixed price that ensures the car is always charged, another is an option to pay for the electricity purchased and many others. For this we will purchase electricity from the power utility at better rates (due to economies of scale) and we will use our wireless charging systems to sell electricity to the driver at a profit. We will also be able to install electricity storage system for increasing this profit by purchasing electricity at low rates, storing it and selling it at peak demand times at a premium. The main benefit of this business model is that it offers a recurring revenue stream for the company.

We intend to offer these different types of business models to increase our technology adoption. Such business models are selling robots to end users, operating the robots and generating revenues from selling electricity, renting robots to end users and charging a subscription fee for the app used to optimize EV battery usage.

Addressing niche markets that require alternative to cable charging. Since the foundation of our Company, we came across other potential niche EV charging markets that are in search for alternatives to traditional cable-based charging. As mentioned above, a prime example where our solution could make a significant difference for users is with respect to charging stations for handicap people. Our robotic technology could potentially be a unique and optimal solutions for EV handicap people who struggle with cable charging for their EVs.

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

Intellectual Property

We currently own several intellectual property (IP) assets, at various stages. In the past we held an exclusive license to some patents owned by the Ben Guryon University but we terminated this agreement in the last year. The following table summarizes our IP assets as of the date of this annual report:

Patent Title or Published Patent Application Title	Jurisdiction	Estimated Expiration
System and method for Wireless Vehicle Battery Charging	US	2041
System and method for Wireless Vehicle Battery Charging	US	2041
Wireless Charging in Automated Parking Garages	PCT	2042
A Method for Introducing An Autonomous or Partially Autonomous Robot Under A Parked Vehicle	US prov.	2043

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

Employees

Currently, we have two senior management positions (CEO and CFO), who we engage in part-time capacities via consulting agreements. In addition, we have four engineers working for us as part-time consultants. All of our engineers and management are located in Israel. At present we do not employ any of our personnel, and none are represented by labor unions or covered by collective bargaining agreements. We believe that we maintain good working relationships with our management and our engineers. As a result of Charging Robotics being located in Israel, to the extent that we enter into employment agreements, we will be subject to certain Israeli labor laws, regulations and national labor court precedent rulings, as well as certain provisions of collective bargaining agreements applicable to us by virtue of extension orders issued in accordance with relevant labor laws by the Israeli Ministry of Economy and which apply such agreement provisions to our employees even though they are not part of a union that has signed a collective bargaining agreement.

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

Properties

Our corporate headquarters are located at 20 Raul Wallenberg Street, Tel Aviv, Israel 6971916, under a lease held by our shareholders, free of rent to the company. In January 2025, the Company rented an office, lab and assembly and integration area in an innovation and startup hub located in “The Rupin Technological Campus”, approximately 40km north of Tel Aviv. The monthly rental fee is 4,000 NIS (approximately $1,100) per month. The lease term requires only one month termination notice.

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

Corporate History

Charging Robotics Inc. (was incorporated in the State of Delaware on March 25, 2008, as Silver Hill Management Services, Inc. On August 24, 2011, the Company amended its Certificate of Incorporation and changed its name to Fuel Doctor Holdings, Inc., and on April 23, 2024, the Company changed its name to Charging Robotics Inc.

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

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of Charging Robotics Ltd. (“Charging Robotics”). Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023 (the “Closing”), the Company acquired 100% of the issued and outstanding stock of Charging Robotics (the “Acquisition”), making Charging Robotics a wholly owned subsidiary of the Company, in exchange for the issuance of a total of 6,146,188  newly-issued shares of the Company’s common stock to the former shareholders of Charging Robotics.

On April 6, 2023, the Company issued a total of 910,000 newly issued shares of common stock of the Company, par value $0.0001 per share, in respect of a private placement for total proceeds of $501 thousand.

On August 28, 2023, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), to (i) change its name to Charging Robotics Inc. (the “Name Change”); and (ii) effect a one-for-one hundred fifty reverse stock split (the “Reverse Stock Split”) of its outstanding shares of common stock. Also on August 28, 2023, the Company submitted an Issuer Company-Related Action Notification Form to the Financial Industry Regulatory Authority, Inc. (“FINRA”) regarding the Name Change and Reverse Stock Split. On April 23, 2024, the Company received notice from FINRA that the Name Change and the Reverse Stock Split was announced on FINRA’s daily list and would take effect at market open on the Market Effective Date. Accordingly, the FINRA corporate action to effect the Name Change and the Reverse Stock Split was completed on April 23, 2024.

On November 22, 2023, the Company announced that CR Israel received approval for funding from the Israel Innovation Authority (the “IIA”) for a pilot project to include installing and demonstrating its solution for wireless charging of electric vehicles (EVs) in automated parking systems (“APS”). The total approved budget for this project was approximately $445 thousand, of which the IIA would finance 50%. The Company is now engaged in the pilot project to implement the solution in an APS in Tel Aviv. As of December 31, 2024, CR Israel received a total of $136 thousand from the IIA.

On December 2, 2024, the Inc. filed another amended and restated certificate of incorporation, to reduce the Company’s authorized shares of common stock from 2,990,000,000 to 50,000,000.

In December 2024, the Company sold a total of 412,123 newly issued shares of common stock to a total of seven investors for a total of $410,000.

On January 15, 2025, the Company sold a total of 30,303 newly issued shares of common stock to a total of seven investors  for a total of $50,000.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our common stock risky, include, among others:

Risks Related to Our Financial Condition and Capital Requirements

●	We are a development-stage company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses since the date of our inception, and anticipate that we will continue to incur significant losses until we are able to successfully commercialize our products.

●

Our financial statements contain a going concern note regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

●	We have not generated any significant revenue from the sale of our current products and may never be profitable.

●	We expect that we will need to raise substantial additional capital before we can expect to become profitable from sales of our products. This additional capital may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

●	Our operating results and financial condition may fluctuate.

Risks Related to Our Business and Industry

●	We operate in an evolving market which makes it difficult to evaluate our business and future prospects.

●	We face uncertainty and adverse changes in the economy.

●	We depend on key personnel to operate our business. An inability to retain, attract, and integrate qualified personnel would harm our ability to develop and successfully grow our business.

●	If we fail to manage rapid growth effectively, our brand, business, financial condition and results of operations could be adversely affected.

●	If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

●	Our products may be subject to recall or returns.

●	If we release defective products or services, our operating results could suffer.

●	Our products and services are complex and could have unknown defects or errors, which may give rise to legal claims against us, diminish our brand or divert our resources from other purposes.

●	The markets in which we plan to compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.

●	If we fail to successfully promote our products and brand, this could have a material adverse effect on our business, prospects, financial condition and results of operations.

●	Our planned international operations will expose us to additional market and operational risks, and failure to manage these risks may adversely affect our business and operating results.

●	Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.

●	We rely on business partners, and they may be given access to sensitive and proprietary information in order to provide services and support to our customers.

●	We may be subject to electronic communication security risks.

Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain effective intellectual property rights for our products, we may not be able to compete effectively in our markets.

●	Intellectual property rights of third parties could adversely affect our ability to commercialize our products, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful.

●	We may be subject to claims challenging the inventorship of our intellectual property.

●	We may not be able to protect our intellectual property rights throughout the world.

●	We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

Risks Related to Our Common Stock

●	We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

●	If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

●	Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

●	Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our shares, our share price and trading volume could decline.

●	We have no operating experience as a publicly traded company in the United States.

●	Raising additional capital will cause dilution to our existing stockholders and may affect the rights of existing stockholders.

●	Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our share price to fall.

●	We have never paid, and we currently do not intend to pay dividends.

Risks Related to Our Location and Operations in Israel

●	We are exposed to fluctuations in currency exchange rates.

●	Our headquarters, research and development and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

●	Our operations may be disrupted as a result of the obligation of management or key personnel to perform military service.

Risks Related to Our Financial Condition and Capital Requirements

We are a development-stage company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses since the date of our inception, and anticipate that we will continue to incur significant losses until we are able to successfully commercialize our products.

We are a development-stage company with a limited operating history. We have incurred net losses since our inception, including net losses of approximately $842  thousand for the year ended December 31, 2024. As of December 31, 2024, we had accumulated losses of approximately $2.9  million.

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

Our financial statements contain a going concern note regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

Our audited financial statements for the year ended December 31, 2024, contain a going concern note regarding substantial doubt about our ability to continue as a going concern. This substantial doubt could materially limit our ability to raise additional funds through the issuance of equity or debt securities or otherwise. Future financial statements may also include a note with respect to our ability to continue as a going concern. Until we can generate significant recurring revenues, we expect to satisfy our future cash needs through debt or equity financing. We cannot be certain that additional funding will be available to us on acceptable terms, if at all. If funds are not available, we may be required to delay, reduce the scope of, or eliminate research or development plans for, or commercialization efforts with respect to our products. This may raise substantial doubts about our ability to continue as a going concern.

We have not generated any revenue from the sale of our current products and may never be profitable.

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

We may remain an “emerging growth company” until the fiscal year-end following the fifth anniversary of the completion of our initial public offering, though we may cease to be an “emerging growth company” earlier under certain circumstances, including if (i) we have more than $1.235 billion in annual revenue in any fiscal year, (ii) we become a “large accelerated filer,” with at least $700 million of equity securities held by non-affiliates as of the end of the second quarter of that fiscal year, or (iii) we issue more than $1.0 billion of non-convertible debt over a three-year period.

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

Management has identified material weaknesses regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s outsourced accounting staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related Commission regulations, have created uncertainty for public companies and significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative costs and a diversion of management time and attention from revenue generating activities to compliance activities.

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

We have offices in Tel Aviv, Israel where our primary operations, research and development, and certain other finance activities are based. In addition, all of our officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries and terrorist organizations, including Hamas (an Islamist militia and political group in the Gaza strip) and Hezbollah (an Islamist militia and political group based in Lebanon).

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

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including five full time employees in Israel of ours. Although many of such military reservists have since been released, including all our employees, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of March 12, 2025, we have two senior management positions, who we engage in part-time capacities via consulting agreements. In addition, we have four (4) engineers working for us as part-time consultants. All of these individuals are located in Israel.

Since the commencement of these events, there have been continued hostilities along Israel’s northern border with the Hezbollah terror organization), with the Houthis in Yemen and on other fronts with various extremist groups in the region, such as various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah. It is possible that hostilities with Iran, Hezbollah, the Houthis and Syria will escalate, and that other terrorist organizations, including Palestinian military organizations in the West Bank, will join the hostilities. In addition, Iran recently launched direct attacks on Israel involving hundreds of drones and missiles, has threatened to continue to attack Israel, and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthis in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any hostilities, armed conflicts, terrorist activities involving Israel or the interruption or curtailment of trade between Israel and its trading partners, or any political instability in the region could adversely affect business conditions and our results of operations and could make it more difficult for us to raise capital and could adversely affect the market price of our shares. An escalation of tensions or violence might result in a significant downturn in the economic or financial condition of Israel, which could have a material adverse effect on our operations in Israel and our business. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our business operations. As such, our product and business development activities remain on track. However, the intensity and duration of the security situation in Israel is difficult to predict at this stage, as are such war’s economic implications on our business and operations and on Israel’s economy in general. If the ceasefire declared collapses or a new war commences or hostilities expand to other fronts, our operations may be adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We are in the process of developing a cybersecurity risk management program, consisting of cybersecurity policies, procedures, compliance and awareness programs to mitigate risk and to ensure compliance with security, availability and confidentiality trust principles. Following the completion of the development of our cybersecurity risk management program, the cybersecurity process will be integrated into our overall risk management system and process, and, initially, will be solely internally managed. Management is responsible for identifying risks that threaten achievement of the control activities stated in the management’s description of the services organizations systems. Management has started to implement a process for identifying relevant risks that could affect the organization’s ability to provide secure and reliable service to its users. The risk assessment will occur annually, or as business needs change, and covers identification of risks that could act against the company’s objectives as well as specific risks related to a compromise to the security of data. Most of the information generated and collected by us is stored and maintained by third-party vendors and service providers. We believe that each of these providers has its own cybersecurity protocols to which our management believes to be adequate for protecting our files in their possession. For more information about these risks, please see “Item 1.A – Risk Factors – Risks Related to Our Business and Industry – Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.” in this annual report.

Governance

Our Board of Directors considers cybersecurity risk as part of its risk oversight function and oversees cybersecurity risk strategy and governance and other information technology risks. Our Chief Executive Officer and Chief Financial Officer are responsible for assessing and managing cybersecurity risk, and providing briefings regarding the assessment and management of such risk to the Board of Directors. Although our senior management do not have direct cybersecurity expertise obtained through certifications, their experience managing the Company, which includes consulting and coordinating as necessary with a third party information technology expert referred to below, enables them to effectively assess and manage material risks from cybersecurity threats.

The Company retained an information technology expert third party company to assist in managing relevant risks. In particular, the Company outsources its information technology function and monitoring to a third party provider whereby it benefits from a professionally managed network monitoring, management, maintenance, detection and response system and a 24/7 security operations center with both onsite and remote support services. Any cybersecurity incident would be reported to the Company promptly by our third party consultant and material and potentially material incidents would be assessed by management and the Board of Directors for remediation and future prevention and detection.

The Company, at least annually, updates its policies or procedures that could help mitigate cybersecurity risks. Notwithstanding the extensive approach we take to cybersecurity, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. The Company has incorporated cybersecurity coverage in its insurance policies; however, there is no assurance that the insurance the Company maintains will cover all cybersecurity breaches or that policy limits will be sufficient to cover all related losses.

As of the date of this report, we are not aware of any material risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations or financial condition.

ITEM 2. PROPERTIES

The Company neither rents nor owns any properties. The Company currently utilizes (i) the office space of certain shareholders in Tel Aviv, Israel and (ii) a small laboratory for research and development purposes, owned by our CEO in Kadima, Israel 6095216, each at no cost. Given the limited need of the Company, management believes that the office space and laboratory are more than suitable and adequate for the Company’s needs. In January 2025, we started to rent an office, lab and assembly and integration area in an innovation and startup hub located in “The Rupin Technological Campus” about 40km north of Tel Aviv. The monthly rental fee is 4,000 NIS (approx. $1,100). The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001 per share, is listed for quotation on the OTC Markets under the ticker symbol “CHEV.”

Holders

As of March 12, 2025, we had 141 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Overview

Charging Robotics is engaged in the development, production and installation of wireless charging systems for various applications. The current focus of the company is wireless charging systems for EVs in robotic parking systems. The Company believes that this technology addresses a significant need, as cable-based charging systems are not feasible in these types of parking systems

Our wholly-owned subsidiary, Charging Robotics Ltd., was formed in February 2021, as an Israeli corporation, with the main goal of developing an innovative wireless EV charging technology. At the heart of the technology is a wireless power transfer module that uses resonance induction coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform will include a component which is small enough to fit under the vehicle, and which will automatically position itself for maximum-efficiency charging, and upon charging completion will automatically return to its docking station or to charge the next vehicle.

Recent Developments

Our current product, which we are pilot testing with an APS supplier in Israel, is a system that wirelessly charges EVs in APSs. Upon arrival at the APS, the driver parks the EV on a plate used by the APS to transport the EV to the final parking location. The EV remains on the plate until it is retrieved by the APS and the driver enters the EV departs. When a driver parks an EV on these charging plates, they connect a regular charging cable to a socket installed on the plate, at which point the plate moves through the APS via conveyors and elevators to the parking location. Our system is installed in two parts. The electricity receiving component is installed on the plate and consists of a receiving coil and supporting electronics and a socket where the driver connects a cable to the charging socket of the EV. The system’s transmitting component is installed in the APS facility and consists of a transmitting coil and the supporting electronics. As the driver parks the EV and connects the cable from the plate to the EV, he initiates that charging using our mobile application. Once initiated, the system goes into standby mode. Upon the plate arriving at its final parking location, charging of the EV begins. When the plate and EV are in the final parking position, the transmitting coil and the receiving coil are in proximity and by way of electromagnetic induction, electricity passes from the stationary part (transmitting) of the system to the moving (receiving) part of the system. This enables the charging of EVs in places where drivers can not enter and manually connect a plug.

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

In order to prepare to meet this increased market demand, we are in the process of establishing subcontractor-based production capabilities, working on increasing our work force and sourcing office and R&D spaces. In January 2025, we started to rent an office, lab, assembly and integration area in an innovation and startup hub located in “The Rupin Technological Campus” about 40km north of Tel Aviv.

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

In December 2024, the Company sold a total of 412,123 newly issued shares of common stock to a total of seven investors for a total of $410,000.

On January 15, 2025, the Company sold a total of 30,303 newly issued shares of common stock to a total of seven investors for a total of $50,000.

Results of Operations For the Years Ended December 31, 2024 and December 31, 2023

Operating Expenses and Revenues

Our current operating expenses consist of two components — research and development costs, net, and general and administrative costs. We have not generated revenues for the years ended December 31, 2024, and December 31, 2023, respectively.

Research and development costs, net

Research and development costs, net for the year ended December 31, 2024, amounted to $319 thousand, compared to $329 thousand for the year ended December 31, 2023. The decrease is mainly due to a decrease in subcontractor costs, which amounted to $251 thousand during the year ended December 31, 2024, compared to $258 thousand during the year ended December 31, 2023. The decrease in research and development expenses was offset in part by a decrease in the grant received from by the Israeli Innovation Authority, which amounted to $58 thousand during the year ended December 31, 2024, compared to $77 thousand during the year ended December 31, 2023, and an increase in raw materials, which amounted to $39 thousand during the year ended December 31, 2024, compared to $2 thousand in the ended December 31, 2023. The increase in raw materials is due to the development of the pilot project.

General and administrative costs

General and administrative costs for the year ended December 31, 2024, amounted to $458 thousand, compared to $437 thousand for the year ended December 31, 2023. The increase is due to increased business and other operational activity in the Company, specifically public company expenses.

Liquidity and Capital Resources

As of December 31, 2024 and December 31, 2023, the Company’s cash balance was $175 thousand and $8 thousand, respectively.

As of December 31, 2024 and December 31, 2023, the Company’s total assets were $332 thousand and $223 thousand, respectively.

As of December 31, 2024, the Company had total liabilities of $945 thousand that consisted of $328 thousand in accounts payable and other current liabilities, $172 thousand in payables to related parties, $32 thousand in other non-current liabilities and $413 thousand in short term loans.

As of December 31, 2023, the Company had total liabilities of $397 thousand that consisted of $220 thousand in accounts payable and other current liabilities, $98 thousand in payables to related parties, $49 thousand in other non-current liabilities and $30 thousand in short term loans.

As of December 31, 2024 and 2023, the Company had a negative working capital of $654 thousand and $297 thousand, respectively.

The Company’s operating budget needs to include the planned costs to operate its business, including amounts required to fund the working capital and capital expenditure. The Company’s future capital requirements and the adequacy of its available funds will depend on many factors, including the Company’s ability to successfully commercialize its products and services, competing technological and market developments, and the need to enter into collaborations with other companies or acquire other companies or technologies to enhance or complement its product and service offerings. The Company may be unable to raise sufficient additional capital when it needs it or raise capital on favorable terms. Future financing may require the Company to pledge certain assets and enter into covenants that could restrict certain business activities or its ability to incur further indebtedness and may contain other terms that are not favorable to its shareholders or to the Company. If the Company is unable to obtain adequate funds on reasonable terms, it may be required to significantly curtail or discontinue operations or obtain funds by entering into financing agreements on unattractive terms.

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	December 31,	December 31,
	2024	2023

Current Assets	$259	$51
Current Liabilities	913	348
Working Capital (deficit)	$(654)	$(297)

Cash Flows

	December 31,	December 31,
	2024	2023

Cash flows used in operating activities	$(610)	$(643)
Cash flows used in investing activities	-	3
Cash flows from financing activities	777	621
Net increase (decrease) in cash during the year	167	(19)

Cash Flows from Operating Activities

During the year ended December 31, 2024, we had negative cash flow from operations of $610 thousand compared to a negative cashflow of $643 thousand for the year ended December 31, 2023, which resulted mainly from the net loss for the year.

Cash Flows from Investing Activities

During the year ended December 31, 2024, we had nil cashflow from investing activities, compared to a positive cashflow of $3 thousand for the year ended December 31, 2023.

Cash Flows from Financing Activities

During the year ended December 31, 2024, we had a positive cash flow from financing activities of $777 thousand, compared to a positive cashflow of $621 thousand for the year ended December 31, 2023. Cash flows in 2024 were primarily from an issuance of common stock in the amount of $410 thousand and receipt of short-term loans in the amount of $367 thousand. Cash flows in 2023 were primarily from a private placement of common stock in the amount of $501  thousand and the exercise of stock options in the amount of $91 thousand.

Critical Accounting Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect reported amounts and disclosures. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the financial statements. The following is a summary of our significant accounting estimates, and critical issues that impact them:

Accounting for stock-based compensation

We grant equity-based awards under share-based compensation plans. We estimate the fair value of share-based payment awards using the Black-Scholes option valuation model. The Black-Scholes option valuation model requires the input of subjective assumptions, including price volatility of the underlying stock, risk-free interest rate, dividend yield, and expected life of the option. Because the Company did not have a trading history of its common stock, the expected volatility was derived from the average stock volatilities of similar public companies within the Company’s industry that we considered to be comparable to our business over a period equivalent to the expected term of the stock option and warrants granted. Changes in assumptions used under the Black-Scholes option valuation model could materially affect our net loss and net loss per share.

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

Other Contractual Obligations

As of December 31, 2024, we did not have any contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHARGING ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Charging Robotics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Charging Robotics Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of comprehensive loss, changes in stockholders' deficit, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company’s substantial operating losses and lack of sufficient resources raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.
Certified Public Accountants
A Firm in the Deloitte Global Network

Tel Aviv, Israel
April 15, 2025

We have served as the Company's auditor since 2025.

CHARGING ROBOTICS INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31, 2024	December 31, 2023
ASSETS
Current assets:
Cash	$175	$8
Other accounts receivable	20	43
Loan to an affiliate (Note 3b)	64	-
Total current assets	259	51

Non-current assets:
Investment in an affiliate (Note 3c)	73	110
Loan to an affiliate (Note 3b)	-	62
Total non-current assets	73	172

TOTAL ASSETS	$332	$223

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$81	$104
Other current liabilities	247	116
Short term loans	413	30
Payables to related parties (Note 4)	172	98
Total current liabilities	913	348

Non-current liabilities:
Other non-current liabilities	$32	$49

Total liabilities	$945	$397

Stockholders’ deficit (Note 5):
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.0001, 2,990,000,000 shares authorized, 9,564,351 shares issued and outstanding as of December 31, 2024 and 9,152,228 shares issued and outstanding as of December 31, 2023	1	1
Additional paid-in capital	2,324	1,918
Accumulated other comprehensive loss	(30)	(27)
Accumulated deficit	(2,908)	(2,066)

Total stockholders’ deficit	(613)	(174)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$332	$223

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2024	2023

Research and development costs, net	$319	$329
General and administrative costs	458	437
Total operating expenses	777	766

Operating loss	$(777)	$(766)

Financial expenses	(29)	(11)
Equity in losses from investment in affiliate	(36)	(27)

Net loss	$(842)	$(804)

Other comprehensive loss:
Foreign currency translation adjustments	(3)	(15)

Total comprehensive loss	$(845)	$(819)

Basic and diluted loss per common stock	$(0.09)	$(0.10)

Weighted average common stock outstanding	9,157,398	7,807,370

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands, except share and per share data

	Common stock			Additional Paid in	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount		Capital	loss	Deficit	Equity

Balance as of January 1, 2023	4,311,309	$1		$831	$(12)	$(1,262)	$(442)
Exercise of stock options	628,045	(*	)	91	-	-	91
Stock-based compensation	-	-		10	-	-	10
Issuance of common stock upon conversion of loan	1,206,834	(*	)	509	-	-	509
Effect of reverse recapitalization	2,096,040	(*	)	(24)	-	-	(24)
Issuance of common stock in a private placement offering	910,000	(*	)	501	-	-	501
Total comprehensive loss	-	-		-	(15)	(804)	(819)
Balance as of December 31, 2023	9,152,228	$1		$1,918	$(27)	$(2,066)	$(174)

	Common stock			Additional Paid in	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number (**)	Amount		capital	loss	Deficit	Deficit

Balance as of January 1, 2024	9,152,228	$1		$1,918	$(27)	(2,066)	$(174)
Stock-based compensation	-	-		(4)	-	-	(4)
Issuance of common stock in a private placement offering	412,123	(*	)	410	-	-	410
Total comprehensive loss	-	-		-	(3)	(842)	(845)
Balance as of December 31, 2024	9,564,351	$1		$2,324	$(30)	(2,908)	$(613)

(*)	Less than $1 thousand.

(**)	On August 28, 2023, the Company amended and restated its Certificate of Incorporation to effect a 1 for 150 Reverse Stock Split of its outstanding shares of common stock effective April 24, 2024. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands

	For the year ended
	December 31,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(842)	$(804)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense (income)	(5)	10
Equity in losses from investment in affiliate	36	27
Non-cash interest expenses	13	(4)
Changes in operating assets and liabilities:
Decrease in other accounts receivable	23	28
Increase in payables to related parties	74	52
Decrease in other non-current liabilities	(17)	-
Decrease in accounts payable	(23)	(69)
Increase in other current liabilities	131	116
Net cash used in operating activities	(610)	(644)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash received in the reverse recapitalization	-	3
Net cash provided by investing activities	-	3

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in a private placement offering	410	501
Proceeds from exercise of stock options	-	91
Proceeds from short term loans	367	30
Net cash provided by financing activities	777	622

Net increase (decrease) in cash	167	(19)

Cash at beginning of year	8	27

Cash at end of year	$175	$8

NON-CASH FINANCING AND INVESTING ACTIVITIES
Effect of reverse recapitalization:
Increase in accounts payable	-	67
Decrease in payables to related parties	-	40
Decrease in additional paid in capital	-	24

Issuance of common stock upon conversion of loan	$-	$509

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 1 – GENERAL

A.	Charging Robotics Inc. (the “Company”) was incorporated in the State of Delaware on March 25, 2008. On April 23, 2024, the Company changed its name to Charging Robotics Inc. from Fuel Doctor Holdings, Inc.

B.	On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of Charging Robotics Ltd. (“CR Ltd.”). Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023 (the “Closing”), the Company acquired 100% of the issued and outstanding stock of CR Ltd. (the “Acquisition”), making CR Ltd. a wholly owned subsidiary of the Company, in exchange for the issuance of a total of 6,146,188 newly-issued shares of common stock to the former shareholders of CR Ltd.

The transactions arising from the Acquisition Agreement were accounted for as a reverse recapitalization. CR Ltd. was determined to be the “accounting acquirer” in the reverse recapitalization because (1) the former shareholders of CR Ltd., as a group, received the largest ownership interest in the Company, based upon the 6,146,188 shares of common stock issued at the Closing, and the 6,150,000 warrants exercisable at par, and (2) most significantly, the fact that the Acquisition Agreement expressly provided that a majority of the Company’s board of directors will be appointed by the former shareholders of CR Ltd. The Company's financial statements represent a continuation of the financial statements of CR Ltd. with the acquisition of Fuel Doctor Holding Inc.’s net assets.

CR Ltd. was formed in February 2021, as an Israeli corporation, with the main goal of developing an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform includes a component which is small enough to fit under the vehicle, and which automatically positions itself for maximum-efficiency charging, and upon charging completion automatically returns to its docking station. CR Israel also developed a Wireless EV Charging System for automatic parking lots based on our wireless electricity transfer module.

C.	On April 6, 2023, the Company issued a total of 910,000 newly issued shares of common stock in a private placement offering for total proceeds of $501.

D.	On November 22, 2023, the Company announced that CR Ltd. received approval for funding from the Israel Innovation Authority (the “IIA”) for a pilot project to include installing and demonstrating its solution for wireless charging of EVs in automated parking systems (“APS”). The total approved budget for this project was approximately $445 thousand, of which the IIA would finance 50%. The Company is now engaged in the pilot project to implement the solution in an APS in Tel Aviv. As of December 31, 2024, CR Israel received a total of $135 thousand from the IIA.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 1 – GENERAL (Continued)

E.	On August 28, 2023, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), to (i) change its name to Charging Robotics Inc. (the “Name Change”); and (ii) effect a one-for-one hundred fifty reverse stock split (the “Reverse Stock Split”) of its outstanding shares of common stock. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

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

F.	The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and meet its obligations in the normal course of business for the foreseeable future.

Since its inception, the Company has devoted substantially all its efforts to research and development. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of December 31, 2024, the Company had an accumulated deficit of approximately $2,908. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a. Basis of presentation of the financial statements:

The Company’s consolidated financial statements have been prepared in accordance with the United States generally accepted accounting principles (U.S. GAAP) as set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”).

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

c. Consolidated financial statements in U.S dollars:

The functional currency is the currency that best reflects the economic environment in which the Company and its subsidiary operates and conducts their transactions. The Company’s functional currency is the U.S. dollar. The functional currency of CR Ltd is the New Israeli Shekel.

Accordingly, monetary accounts maintained in currencies other than the U.S. dollar are remeasured into U.S. dollars at each reporting period end in accordance with ASC No. 830 “Foreign Currency Matters.” All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of comprehensive loss as financing income or expenses as appropriate.

d. Principle of consolidation:

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

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

f. Equity method investments:

The Company accounts for its investments in common stock and in-substance common stock in accordance with ASC 323, Investments – Equity Method and Joint Ventures. Investments in entities over which the Company does not have a controlling financial interest but has significant influence, are accounted for using the equity method, with the Company’s equity in losses reported in equity in losses from investment in affiliate on the statements of comprehensive loss. Equity method investments are recorded at cost, plus the Company’s share of earnings or losses, and impairment, if any, within investment in an affiliate on the balance sheets. The Company evaluates its equity investments for impairment at each reporting period. If qualitative factors indicate that the investment is impaired and its fair value is less than the carrying value, the Company recognizes an impairment loss in earnings.

g. Fair value of financial instruments:

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

The carrying amounts of cash, other accounts receivables, loan to an affiliate, accounts payable, other current liabilities, short term loans and payables to related parties approximate their fair value due to the short-term maturity of such instruments.

h. Stock-based compensation:

The Company accounts for stock-based compensation awards issued to employees, directors, and non-employee consultants in accordance with ASC No. 718, “Compensation – Stock Compensation” based on the fair value of the awards at the grant date. The Company has selected the Black-Scholes option-pricing model as the most appropriate fair value method for its stock option and warrants awards. The fair value of the award is recognized as an expense over the requisite service periods, which is the vesting period of the respective award, on a straight-line basis when the only condition to vesting is continued service.

The Company also granted certain awards that have both service-based vesting conditions and performance-based vesting conditions. For these awards, we recognize stock-based compensation expense on a graded basis over the total requisite service period for each separately vesting portion of performance tranches where it is probable that the performance-based vesting conditions will be achieved. The Company recognizes forfeitures of the awards as they occur.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i. Basic and diluted net loss per Share:

The Company’s basic net loss per share is calculated by dividing net loss by the weighted-average number of shares of common shares outstanding for the period, without consideration of potentially dilutive securities. The diluted net loss per share is calculated by giving effect to all potentially dilutive securities outstanding for the period using the treasury share method or the if-converted method based on the nature of such securities. Diluted net loss per share is the same as basic net loss per share in periods when the effects of potentially dilutive common shares are anti-dilutive.

j. Research and Development costs:

Research and development costs are recognized in the consolidated statements of comprehensive loss when incurred. Research and development costs consist of intellectual property, development and production expenditures.

k. Royalty-bearing grants:

Royalty-bearing grants from the IIA for funding approved research and development projects are recognized at the time CR Ltd is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and grants received are recorded as a reduction in research and development costs. The cumulative research and development grants received by the Company from inception through December 31, 2024, amounted to $135. These amounts were deducted from research and development costs in the consolidated statements of comprehensive loss for the years ended December 31, 2024, and 2023 ($58, and $77, respectively).

l. Income Taxes:

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

The Company also accounts for uncertain tax positions under ASC 740. ASC 740 offers a two-step approach for recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was recorded under ASC 740.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

m. Recently issued and adopted accounting standards:

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

1.	In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures, which expands annual and interim disclosure requirements for reportable segments, primarily through enhanced disclosures about significant segment expenses. In addition, it provides new segment disclosure requirements for entities with a single reportable segment. The guidance will be effective for the Company for annual periods beginning January 1, 2024 and for interim periods beginning January 1, 2025. The adoption of the standard did not have a material impact on the financial statements.

n. Recently issued and not yet adopted accounting standards:

1.	In December 2023, the FASB issued ASU 2023-09, Income taxes (topic 740): Improvements to Income Tax Disclosures. The guides require disclosure of a tabular reconciliation, using both percentages and reporting currency amounts. Additional disclosers are required such as income taxes paid, Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The guidance will be effective for the Company for fiscal years beginning after December 15, 2024. Early adoption is permitted. Adoption of the new standard will not have a material impact on the financial statements.

2.	In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The new guidance requires disclosure of certain costs and expenses in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 3 – INVESTMENT IN AN AFFILIATE

a.	On April 24, 2021, CR Ltd. invested $250 representing 19.99% of the share capital of Revoltz Ltd. (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets.

b.	On July 28, 2022, CR Ltd. entered into a convertible loan agreement with Revoltz pursuant to which CR Ltd. was required to loan an amount of $60 (the “Loan Principal Amount”) in Revoltz. In addition, CR Ltd. will provide an additional loan to Revoltz in an amount of up to $340 (the “Additional Amount” and, together with the Loan Principal Amount, the “Total Loan Amount”). The Total Loan Amount will carry interest at the minimum rate prescribed by Israeli law.

The Total Loan Amount will be converted into shares of Revoltz upon the occurrence of any of the following events (each, a “Trigger Event”):

i)	The consummation of funding by Revoltz of an aggregate amount of $1,000 at a pre-money Revoltz valuation of at least $7,000 (in the form of Simple Agreement for Future Equity, equity or otherwise); or

ii)	Revoltz has generated an aggregate of $1,000 or more in revenue.

In the event that a Trigger Event will not occur on or prior to the 24-month anniversary of the date on which the Loan Principal Amount is actually extended to Revoltz, the loan will be due and repayable by Revoltz to the Company.

On December 31, 2024, the balance of the Loan Principal Amount granted and accrued interest, was $64. To date, no Additional Amounts have been funded.

c.	The following table summarizes the equity method accounting for the investment in Revoltz:

Balance, January 1, 2023	$152
Equity in losses	(27)
Foreign currency translation	(15)
Balance, December 31, 2023	110
Equity in losses	(36)
Foreign currency translation	(1)
Balance, December 31, 2024	$73

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 4 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company receives advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

Payables to related parties:

	December 31,	December 31,
	2024	2023
Consulting fees to executive officers	$26	$16
Directors	88	27
Xylo (see note 4c)	58	55
	$172	$98

b.	Our corporate headquarters are located at 20 Raul Wallenberg Street, Tel Aviv, Israel 6971916, under a lease held by our shareholders, which the Company is using free of rent.

c.	As of January 1, 2023, CR Ltd. owed to Xylo Technologies Ltd. (“Xylo”), a related party, who holds the majority of the Company’s common stock, $550 (the “Xylo Loan”). The Xylo Loan bears interest in accordance with section 3(i) of the Israeli tax code (2.42% annually during 2022) and no fixed date for repayment has been determined. On January 1, 2023, CR Ltd. and Xylo signed an agreement to amend the terms of the Xylo Loan (the “Xylo Loan Agreement”). Pursuant to the Xylo Loan Agreement, the interest rate remains unchanged, and the principal and interest is payable in cash or shares, or a combination thereof by June 30, 2023. On April 4, 2023, the Xylo Loan balance was $553. The $509 of the Xylo Loan was converted into 28 shares of CR Ltd. (representing 1,206,834 shares of the Company) and the remaining Xylo Loan balance becomes payable in cash. The Company is in discussions with Xylo to extend the repayment date of the remaining Xylo Loan balance.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 5 – COMMON STOCK AND PREFERRED SHARES

a.	The Company’s share capital is as follows:

	December 31, 2024		December 31, 2023
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Common stock	50,000,000	9,564,351	2,990,000,000	9,152,228
Preferred shares	10,000,000	-	10,000,000	-

On March 22, 2022, the Company amended its Certificate of Incorporation and increased the number of authorized shares to 3,000,000,000 shares with a par value of $0.0001 of which 2,990,000,000 shares were be common stock with a par value of $0.0001 and 10,000,000 shares were preferred share with a par value of $0.0001.

On December 2, 2024, the Company amended its Certificate of Incorporation and decreased the number of authorized shares to 60,000,000 shares with a par value of $0.0001 of which 50,000,000 shares are common stock with a par value of $0.0001 and 10,000,000 shares are preferred shares with a par value of $0.0001.

There were no preferred shares outstanding as of December 31, 2024 and 2023.

Each common stock is entitled to receive dividends, participate in the distribution of the Company’s net assets upon liquidation and to receive notices of participation and voting (at one vote per share) at the general meetings of the Company’s shareholders on any matter upon which the general meeting is authorized to be held.

Pursuant to Note 1, upon the consummation of the Acquisition Agreement, CR Ltd. became a wholly-owned subsidiary of the Company and former shareholders of CR Ltd. received 72.88% of the issued and outstanding common stock of the Company. On April 4, 2023, the Acquisition closed, and the former shareholders of CR Ltd. were issued 6,146,188  common stock of the Company.

On April 3, 2023, prior to the Closing of the Acquisition Agreement (see Note 1), CR Ltd. issued an aggregate of 15 shares of CR Ltd., representing 628,045 common stock of the Company, in respect of stock options exercised by stock option holders, for total proceeds of $91.

On April 3, 2023, prior to the Closing of the Acquisition Agreement, the Company issued 28 shares of CR Ltd., representing 1,206,834 shares of the Company, in respect of a conversion of a from a related party (see Note 6c).

On April 6, 2023, the Company issued a total of 910,000 common stock to three investors for the total amount of $501.

On July 4, 2023, the Company approved its 2023 Equity Incentive Plan (the “Plan”) for the directors, officers, consultants and employees of the Company and its subsidiaries. The maximum number of stock options and restricted share units (“RSU”) issuable under the Plan is 1,372,656 shares of the outstanding common stock of the Company. As of the date of this report, no stock options or RSUs have been issued under the Plan.

In December 2024, the Company issued 412,123 shares of common stock in a private placement offering for a total of $410.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 5 – COMMON STOCK AND PREFERRED STOCK (Continued)

b.	Warrants:

1.	Pursuant to the Acquisition, the Company issued to the former shareholders of CR Ltd. 6,150,000 warrants, which warrants are exercisable upon the Company achieving each of the three (3) performance milestones (collectively, the “Earn Out Milestones”) as follows:

(i)	In-house demonstration for automatic robotic charging of an electric vehicle – until December 31, 2025.

(ii)	Conditional Purchase Order for first system for automatic car parks – until December 31, 2025.

(iii)	Commercial agreement for pilot with an organization which was approved by the Company’s board – until December 31, 2025.

Without limiting the generality of the Earn Out Milestones, all of the warrants will become immediately exercisable upon the Company’s successfully listing its common stock on the Nasdaq Stock exchange.

2.	On June 20, 2024, the Company issued 122,831 warrants to Automax Motors Ltd. (the “Automax Warrants”) with an exercise price of $12.82 in exchange for services received. The Automax Warrants expire on September 20, 2027. The Automax Warrants were accounted for as stock-based compensation. The fair value of the Automax Warrants was $19, using the Black-Scholes warrant pricing model using the following assumptions:

June 20, 2024
Company common stock price	$0.55
Exercise price	$12.82
Dividend yield	0%
Risk-free interest rate	4.46%
Expected term (in years)	3.25
Volatility	125%

c.	Stock options in the Company

As of December 31, 2024 and 2023, there are no outstanding stock options in the Company.

d.	Share options in CR Ltd.

On February 1, 2022, CR Ltd. issued 4 stock options to Ben Gurion University (the “BGU Options”) with an exercise price of $0.01. The BGU Options entitle the option holder to receive 72,295 shares of the Company, and expire on January 1, 2032. The fair value of the BGU Options issued was $30, using the Black-Scholes option pricing model. A third of the stock options vested on June 30, 2023, and the remaining stock options vest on a quarterly basis over a period of 10 quarters, commencing on September 30, 2023, and ending on December 31, 2025. On August 28, 2024, the Company and Ben Gurion University signed a License and Settlement Agreement (the “Settlement Agreement”). According to the Settlement Agreement the BGU Options are forfeited and expired.

For the year ended December 31, 2024, the Company recorded income in the amount of $24 in stock-based compensation expenses in respect of the BGU Options, as a result of the cancellation of expenses recognized in previous year in respect of the BGU Options (during the year ended December 31, 2023 - $10).

A summary of stock options activity during the period is as follows:

	Number	Average weighted exercise price

Options outstanding as of December 31, 2023	4	$0.01

Options outstanding as of December 31, 2024	-	$-

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

NOTE 5 – COMMON STOCK AND PREFERRED STOCK (Continued)

The following CR Ltd. options are outstanding as of December 31, 2023 and 2024:

Issuance date	Options outstanding	Exercise price per option	Options exercisable	Expiry date
January 1, 2022	4	$0.01	2	January 1, 2032

NOTE 6: LIENS AND COMMITMENTS

CR Ltd. is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales, the Company will pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company will pay 4% of such sales and from the seventh year onwards the Company will pay 5% of up to 100% of the amount of grants received plus interest at LIBOR. CR Ltd. was entitled to the grants only upon incurring research and development expenditures. There are no future performance obligations related to the grants received from the IIA. As of December 31, 2024, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of December 31, 2024, CR Ltd. received a total of $135  from the IIA.

NOTE 7 – INCOME TAXES

a.	Corporate tax rates in Israel:

The Israeli statutory corporate tax rate was 23% in both 2024 and 2023. The Company’s tax assessments since its inception are not deemed final.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets:
Carry forward tax losses	$1,598	$905

Net deferred tax asset before valuation allowance	1,598	905
Valuation allowance	(1,598)	(905)
Income tax benefit at the statutory tax rate	$-	$-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of December 31, 2024.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2024 and 2023

U.S. dollars in thousands except share and per share data

c.	Net operating carry-forward losses for tax purposes:

As of December 31, 2024, the Company’s carry-forward losses amount to approximately $1,598, which can be carried forward for an indefinite period.

NOTE 8 – SEGMENT REPORTING

Segment information is prepared on the same basis that the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business, makes business decisions and assesses performance. The Company has one reportable segment specializing in development of an innovative wireless electric vehicles (EV) charging technology as described in Note 1B.

The Chief Executive Officer assesses performance for this segment and decides how to allocate resource. The measure of segment assets is reported on the balance sheet as total assets. The chief executive officer performs the assessment of segment performance by using the reported measure of segment profit or loss to monitor budget versus actual results.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Research and development costs, net	$319	$329
General and administrative costs	458	437

Other segment items:
Financial expenses	29	11
Equity in losses from investment in affiliate	36	27
Net loss	$842	$804

NOTE 9 – REVISION OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company's consolidated financial statements for the year ended December 31, 2023 have been revised for the effect of certain adjustments that were made in the preparation of financial statements for the year ended December 31, 2024:

(1)	In the financial statements for the year ended December 31, 2023, the Company had capitalized certain payments made for patents registration, and recorded the amounts as an intangible assets. During the year ended December 31, 2024, the Company reconsidered this assessment and believes that these amounts should be expensed. As a consequence, the Company revised its financial statements to remove the intangible asset and adjust retained earnings for periods beginning in 2021 through the third quarter of 2024 in the cumulative amount of $104.

(2)	In March 2023, the Company entered into an Acquisition Agreement (see note 1B) pursuant to which it acquired 100% of the shares of CR Ltd. In the Consolidated Statements of Stockholders’ Deficit, an incorrect numbers and amount of common stock were allocated to the “Effect of the reverse recapitalization”, which have been corrected in these consolidated financial statements. The total number of common stock issued in the transaction did not change.

The Company have evaluated the materiality of the intangible asset and common stock impact quantitatively and qualitatively and concluded it was not material to any of the prior periods impacted. The Company elected to revise previously issued consolidated financial statements contained within this Annual Report on Form 10-K for the periods impacted to correct the effect of this immaterial intangible asset and common stock for the corresponding periods.

NOTE 10 – SUBSEQUENT EVENTS

The Company determined that it does not have subsequent event requiring recording or disclosure in the financial statements for the year ended December 31, 2024, other than described below:

a.	In January 2025, the Company rented an office, lab and assembly and integration area in an innovation and startup hub located in “The Rupin Technological Campus”, approximately 40km north of Tel Aviv. The monthly rental fee is 4,000 NIS (approximately $1.1) per month. The lease term requires only one month termination notice.

b.	On January 15, 2025, the Company issued 30,303 common stock to an investor for $50.

c.	On March 6, 2025, CR Ltd. received an additional $31 in grants from the IIA.

d.	On March 23, 2025, the Company issued 124,604 common stock to an investors for $206. The Company also issued 111,689 shares to consultants in respect of finders’ fees for previous private placements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

There has been no change in independent accountants for our Company during the two most recent fiscal years or any subsequent interim period except as previously reported in the Company’s Current Report on Form 8-K filed with the SEC on March 12, 2025. There were no disagreements with accountants on accounting and financial disclosure of a type described in Item 304 (a)(1)(iv) or any reportable event as described in Item 304 (a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of December 31, 2024.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s outsourced accounting staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2024, included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2024, are fairly stated, in all material respects, in accordance with GAAP.

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

In connection with this assessment, the Company reports the material weakness, as described below, in internal control over financial reporting as of December 31, 2024. Management has identified material weaknesses regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s outsourced accounting staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement for the annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described above, and based on management’s assessment, as of December 31, 2024, the Company’s internal control over financial reporting was not effective.

Notwithstanding the material weakness, we believe that our financial statements contained in this report fairly present our financial position, results of operations and cash flows for the periods covered by this report in all material respects.

Our management has initiated steps and plans to take additional measures to remediate the underlying causes of the material weakness.

Planned Remediation of Material Weaknesses

Our management has been actively engaged in developing and implementing remediation plans to address the material weaknesses described above. These remediation efforts are ongoing and include or are expected to include:

●	engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing our system of internal controls necessary to mitigate the risks identified;

●	preparation of written documentation of our internal control policies and procedures;

●	until we have sufficient technical accounting resources, we have engaged external consultants to provide support and to assist us in our evaluation of more complex applications of GAAP.

We continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of our material weaknesses. We believe that our remediation plan will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve, our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s fiscal year ended December 31, 2024, that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Hovav Gilan	56	Chief Executive Officer
Gadi Levin	52	Chief Financial Officer
Yakov Baranes	42	Director
Eliyahu Yoresh	55	Director
Amitay Weiss	62	Director
Tali Dinar	53	Director

The business background and certain other information about our directors and executive officers is set forth below:

Hovav Gilan served as our CEO since April 2023.  Hovav also serves as the CEO of CR Israel, our wholly-owned subsidiary since its inception in 2021.  Hovav has an engineering degree in Chemical Engineering and Chemistry from the Technion Israeli Institute of Technology as well as an MBA from the University of Liverpool UK.  Prior to joining CR Israel, Hovav founded and managed a water treatment company.  Before that Hovav held various business development, sales and marketing positions as well as technical roles all in companies in the field of equipment for the semiconductor industry.  Hovav served as application manager for Asia and Europe with Nova measuring instruments Ltd (NASDAQ NVMI).

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

Eliyahu Yoresh has served as a member of our board of directors since April 7, 2023. Mr. Yoresh also serves as a member of the board of Xylo Technologies Ltd (“Xylo”, Nasdaq: XYLO) since September 2018 and as Xylo Chairman of the board since February 2020. Mr. Yoresh serves as chief financial officer of Foresight Autonomous Holdings Ltd. (Nasdaq, TASE: FRSX). In addition, Mr. Yoresh serves as a director of Rail Vision Ltd (Nasdaq: RVSN), Jeff Brands Ltd (Nasdaq: JFBR), Viewbix Inx (OTC: VBIX), Elbit Imaging Ltd (TASE: EMITF) and Gix (TASE: GIX) Mr. Yoresh served as the chief executive officer of Tomcar Global Holdings Ltd., a global manufacturer of off-road vehicles, from 2005 to 2008. Mr. Yoresh is an Israeli Certified Public Accountant. Yoresh acquired a B.A. in business administration from the Business College, Israel and an M.A. in Law Study from Bar-Ilan University, Israel.

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

Tali Dinar has served as a member of our board of directors since April 7, 2023. Since 2021, Ms. Dinar has served as Chief Financial Officer of Xylo, the Company’s former parent company. Ms. Dinar also serves served as Chief Financial Officer of Novomic Ltd., a private company since between January 2019 and January 2023. Mrs. Dinar also currently serves as a member of the board of directors of Jeffs’ Brands, beginning September 30, 2021, and Parazero Ltd. beginning February 13, 2022 and Charging Robotics Ltd. since November 2021. She has also served as a member of the board of directors of Micronet Ltd. (TASE: MCRNT) since between July 2016 and February 2023. Between 2019 and 2020, Mrs. Dinar served as the Chief Financial Officer of TechCare Corp. (currently Citrine Global Corp.) (OTCQB: CTGL). Between 2009 and 2019, Mrs. Dinar worked at the MICT group and served in various positions, including as Chief Financial Officer of MICT Inc. (Nasdaq: MICT) and as Chief Financial Officer of MICT Telematics Ltd. From 2002 until 2006, Ms. Dinar served as the chief controller of I.T.L. Optronics Ltd. From 1997 until 2000, Ms. Dinar worked in the audit department of Ernst & Young Global. Ms. Dinar is a certified public accountant in Israel and holds a B.A. degree in Accounting and Business Management from The College of Management, Israel.

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

Insider Trading Policy

We have adopted a statement of trading policies that governs the trading in our securities by our directors, officers and certain other covered persons, and which is reasonably designed to promote compliance with applicable insider trading laws, rules and regulations, and any listing standards applicable to the Company. A copy of the Insider Trading Policy is included as Exhibit 19.1 to this annual report. In addition, with regard to any trading in our own securities, it is our policy to comply with the federal securities laws and the applicable exchange listing requirements.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2024, and December 31, 2023.

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($)	Total ($)
Hovav Gilan (2)	2024	80,000	-	-	-	-	80,000
Chief Executive Officer	2023	87,000	-	-	-	-	87,000

Amitay Weiss (3)	2024	-	-	-	-	-	-
Chief Executive Officer	2023	-	-	-	-	-	-

Gadi Levin	2024	36,000	-	-	-	-	36,000
Chief Financial Officer	2023	44,000	-	-	-	-	44,000

(1)	On October 1, 2021, CR Israel signed a consulting agreement with its CEO, Mr. Hovav Gilan (the “CEO”), pursuant to which CR Israel will pay the CEO a monthly fee of NIS 24,700 (approximately $7).

(2)	Hovav Gilan’s tenure as Chief Executive Officer began on April 7, 2023.

(3)	Amitay Weiss’s tenure as Chief Executive Officer ended on April 7, 2023.

All Other Compensation Table

The “All Other Compensation” amounts set forth in the Summary Compensation Table above consist of the following:

Name	Year	Automobile- Related Expenses ($)	Manager’s Insurance* ($)	Education Fund* ($)	Other social benefits** ($)	Total ($)
Hovav Gilan (1)	2024	-	-	-	-	-
	2023	-	-	-	-	-

Amitay Weiss (2)	2024	-	-	-	-	-
	2023	-	-	-	-	-

Gadi Levin	2024	-	-	-	-	-
	2023	-	-	-	-	-

*	Manager’s insurance and education funds are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes.

**	Other social benefits for 2024 and 2023 for all named individuals includes tax payments in respect of social benefits.

(1)	Hovav Gilan’s tenure as Chief Executive Officer began on April 7, 2023.

(2)	Amitay Weiss’s tenure as Chief Executive Officer ended on April 7, 2023.

Agreements with Named Executive Officers

Hovav Gilan

On November 1, 2021, CR Israel, our wholly-owned subsidiary, entered into a management agreement with Hovav Gilan, or the Gilan Management Agreement, pursuant to which Mr. Gilan will serve as our Chief Executive Officer. Pursuant to the terms of the Gilan Management Agreement, Mr. Gilan receives NIS 24,700 per month as his base salary and shall be eligible to receive such bonus as determined by us. The term of the Gilan Management Agreement shall be effective as of October 1, 2021, and shall continue until such time either party provides written notice to the other party at least 60 days in advance of the termination of such agreement. We may also terminate Mr. Gilan’s management without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Gilan Management Agreement).

Gadi Levin

On February 1, 2022, CR entered into a management agreement with Gadi Levin, or the Levin Management Agreement, pursuant to which Mr. Levin will serve as our Chief Financial Officer. Pursuant to the terms of the Levin Management Agreement, Mr. Levin receives $3,000 per month as his base consulting fee and shall be eligible to receive such bonus as determined by us. The term of the Levin Management Agreement became effective as of February 1, 2022, and shall continue until such time either party provides written notice to the other party at least 60 days in advance of the termination of such agreement. We may also terminate Mr. Levin’s management without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Levin Management Agreement). On January 1, 2024, the base consulting fee was increased to $4,000 per month, and from February 1, 2025, to $5,000 per month.

Outstanding Equity Awards at Fiscal Year-End

During the years ended December 31, 2023, and December 31, 2024, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2024.

Name	Fees earned or paid in cash ($)(1)	Option awards ($)	Total ($)
Yakov Baranes	49,000	-	49,000
Eliyahu Yoresh	12,000	-	12,000
Amitay Weiss	12,000	-	12,000
Tali Dinar	12,000	-	12,000

(1)	Fees for the year 2024 are based on average US$/NIS representative exchange rates of NIS 3.699.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Holders and Management

The following table lists the number of shares of common stock of the Company as of the date of this annual report that are beneficially owned by (i) each person or entity known to the Company to be the beneficial owner of more than 5% of the outstanding common stock; (ii) each officer and director of the Company; and (iii) all officers and directors as a group. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within sixty (60) days. Under the rules of the SEC, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he/she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

Unless otherwise indicated, the address of each person or entity named below is c/o Charging Robotics Inc., 20 Raul Wallenberg Street, Tel Aviv, Israel.

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Owned(2)
Principal Stockholders:
Xylo Technologies Ltd.	6,116,955	(3)	63.96%
E.G. Europe Properties Ltd.	947,515	(4)	9.99%

Executive officers and directors:
Hovav Gilan	-		-%
Gadi Levin	22,233	(5)	* %
Yakov Baranes	16,000	(6)	* %
Eliyahu Yoresh	80,000	(7)	* %
Amitay Weiss	-		-%
Tali Dinar	-		-%
All Executive Officers and Directors as a Group (6 persons)	118,233		1.2%

*	Less than 1%

(1)	The address of each person is c/o Charging Robotics Inc., 20 Raul Wallenberg Street, Tel Aviv, Israel 6971916, unless otherwise indicated herein.

(2)	The calculation in this column is based upon 9,594,654 shares of common stock outstanding on March 12, 2025. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 12, 2025, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(3)	Consists of 6,116,955 shares.

(4)	Consists of 947,515 shares.

(5)	Consists of 22,233 shares.

(6)	Consists of 16,000 shares.

(7)	Consists of 80,000 shares.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 25, 2023, our Board of Directors approved the Company’s 2023 Equity Incentive Plan, which was approved by our stockholders on July 16, 2023, together with the Company’s Sub-Plan – Israeli Taxpayers. The 2023 Equity Incentive Plan initially authorized the issuance of up to 1,372,656 shares of common stock.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Elkana Amitai, CPA, located in Mitzpe Netofa, Israel, PCAOB ID 6816, served as our independent registered public accounting firm for the year ended December 31, 2023 and in the subsequent interim periods through March 10, 2025.

On March 10, 2025, Brightman Almagor Zohar & Co., a Firm in the Deloitte Global Network, was appointed as our principal independent registered public accounting firm for the year ended December 31, 2024 and 2023.

The following table provides information regarding fees paid or to be paid by us to Brightman Almagor Zohar & Co. and Elkana Amitai, CPA For the Years Ended December 31, 2024 and 2023:

Fee Category	2024	2023
Audit Fees	$95,000	$32,000
Tax Fees	$-	$3,000
Audit-related Fees	-	-
Total Fees	$95,000	$35,000

Audit Fees: Audit Fees consist of fees billed for professional services performed by our independent registered public accounting firms for the audit of our annual financial statements.

Tax Fees: Tax Fees may consist of fees for professional services, including tax and VAT consulting and compliance performed by our independent registered public accounting firms provided during the period.

Audit Committee Administration of Engagement

We have not established an audit committee and therefore do not have an audit committee pre-approval policy with respect to the engagement of an accountant for audit or non-audit services in place.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The financial statements required by this Item are included beginning at page FF-1.

REVOLTZ LTD

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

REVOLTZ LTD

FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2024

INDEPENDENT AUDITOR’S REPORT

To the shareholders and the Board of Directors of Revoltz Ltd.

Opinion

We have audited the financial statements of Revoltz Ltd. (the “Company”), which comprise the balance sheets as of December 31, 2024 and 2023, and the related statements of operations, changes in Shareholders’ deficit, and cash flows for the years then ended, and the related notes to the financial statements (collectively referred to as the “financial statements”).

In our opinion, the accompanying financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America.

Basis for Opinion

We conducted our audits in accordance with auditing standards generally accepted in the United States of America (GAAS). Our responsibilities under those standards are further described in the Auditor’s Responsibilities for the Audit of the Financial Statements section of our report. We are required to be independent of the Company and to meet our other ethical responsibilities, in accordance with the relevant ethical requirements relating to our audits. We believe that the audit evidence we have obtained is sufficient and appropriate to provide a basis for our audit opinion.

Substantial Doubt About the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1.b to the financial statements, the Company has suffered recurring losses from operations, has a net capital deficiency, and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1.b. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to this matter.

Responsibilities of Management for the Financial Statements

Management is responsible for the preparation and fair presentation of the financial statements in accordance with accounting principles generally accepted in the United States of America, and for the design, implementation, and maintenance of internal control relevant to the preparation and fair presentation of financial statements that are free from material misstatement, whether due to fraud or error.

In preparing the financial statements, management is required to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for one year after the date that the financial statements are issued.

Auditor’s Responsibilities for the Audit of the Financial Statements

Our objectives are to obtain reasonable assurance about whether the financial statements as a whole are free from material misstatement, whether due to fraud or error, and to issue an auditor’s report that includes our opinion. Reasonable assurance is a high level of assurance but is not absolute assurance and therefore is not a guarantee that an audit conducted in accordance with GAAS will always detect a material misstatement when it exists. The risk of not detecting a material misstatement resulting from fraud is higher than for one resulting from error, as fraud may involve collusion, forgery, intentional omissions, misrepresentations, or the override of internal control. Misstatements are considered material if there is a substantial likelihood that, individually or in the aggregate, they would influence the judgment made by a reasonable user based on the financial statements.

In performing an audit in accordance with GAAS, we:

●	Exercise professional judgment and maintain professional skepticism throughout the audit.

●	Identify and assess the risks of material misstatement of the financial statements, whether due to fraud or error, and design and perform audit procedures responsive to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.

●	Obtain an understanding of internal control relevant to the audit in order to design audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control. Accordingly, no such opinion is expressed.

●	Evaluate the appropriateness of accounting policies used and the reasonableness of significant accounting estimates made by management, as well as evaluate the overall presentation of the financial statements.

●	Conclude whether, in our judgment, there are conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

We are required to communicate with those charged with governance regarding, among other matters, the planned scope and timing of the audit, significant audit findings, and certain internal control-related matters that we identified during the audit.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.
Certified Public Accountants
A Firm in the Deloitte Global Network

Tel Aviv, Israel
April 15, 2025

REVOLTZ LTD

BALANCE SHEETS

		December 31
		2024	2023
	Note	thousands of NIS
ASSETS
Current assets:
Cash and cash equivalents		6	11
Other receivables		8	9
Inventory	3	230	173
		244	193
Non-current assets:
Loan to related party	5	83	80
Property and equipment, net		7	4
		90	84
TOTAL ASSETS		334	277

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities:
Trade accounts payables		53	144
Loans from related parties	6b, c	876	227
Payables to related parties	5b	1,059	759
Other payables	4	75	75
Current maturities of long-term loan	6a	32	29
		2,095	1,234
Non-current liabilities:
Long-term loan, net of current maturities	6a	15	47
		15	47
TOTAL LIABILITIES		2,110	1,281
SHAREHOLDERS’ DEFICIT:

Ordinary shares, NIS 0.01 par value; Authorized 1,000,000 shares; Issued and outstanding: 105,260 and 100,000 shares	7	1	1
Additional paid-in capital		949	949
Accumulated deficit		(2,726)	(1,954)
TOTAL SHAREHOLDERS’ DEFICIT		(1,776)	(1,004)
TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT		334	277

The accompanying notes are an integral part of the financial statements.

REVOLTZ LTD

STATEMENTS OF OPERATIONS

	Year ended December 31
	2024	2023
	thousands of NIS

Operating expenses:
Research and development	42	24
General and administrative	677	483

Operating loss	(719)	(507)

Financial income	4	1
Financial expenses	(57)	(21)
Financial expenses, net	(53)	(20)

Net loss	(772)	(527)

The accompanying notes are an integral part of the financial statements

REVOLTZ LTD

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Ordinary shares		Additional paid in capital	Accumulated deficit	Total shareholders’ deficit
	thousands of NIS

Balance as of January 1, 2023	1		820	(1,427)	(606)
Contribution from related party (see note 5c)	-		129	-	129
Net loss	-		-	(527)	(527)
Balance as of December 31, 2023	1		949	(1,954)	(1,004)
Issuance of ordinary shares (see note 6b.1)	(*	)	-	-	(* )
Net loss	-		-	(772)	(772)
Balance as of December 31, 2024	1		949	(2,726)	(1,776)

(*)	Less than NIS 1 thousand

The accompanying notes are an integral part of the financial statements

REVOLTZ LTD

STATEMENTS OF CASH FLOWS

	Year ended December 31
	2024	2023
	thousands of NIS
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(772)	(527)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2	3
Non-cash interest	47	14
Changes in operating assets and liabilities:
Decrease (increase) decrease in other receivables	1	(6)
Increase in loan to related party
Increase in inventory	(57)	(173)
(Decrease) increase in trade accounts payable	(91)	137
Increase in payables to related parties	300	331
Increase in other payables	-	75
Net cash used in operating activities	(570)	(146)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loan to related party	-	(80)
Acquisition of property and equipment	(5)	-
Net cash used in investing activities	(5)	(80)

CASH FLOWS FROM IN FINANCING ACTIVITIES:
Deposit redemption	-	18
Contribution received from related party (see note 5c)	-	129
Proceeds from long-term loan		80
Repayment of long-term loan	(36)	(3)
Proceeds from loans from related parties	606	-
Net cash provided by financing activities	570	224

Net decrease in cash and cash equivalents	(5)	(2)

Cash and cash equivalents at beginning of year	11	13

Cash and cash equivalents at end of year	6	11

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for interest	10	2

The accompanying notes are an integral part of the financial statements

REVOLTZ LTD.

NOTES TO THE FINANCIAL STATEMENTS

NIS in thousands except share and per share data

NOTE 1 – GENERAL

A.	REVOLTZ LTD (the “Company”), a private company, was incorporated in Israel on March 2021 and its company number is 516356870.

The Company engages in research, development, and manufacturing of small electric transportation vehicles for urban environment. The development includes identifying the needs of specific sectors and products to provide optimal solutions, including prototype development.

B.	The financial statements have been prepared on a going concern-basis which assumes the Company will be able to realize its assets meets its obligations in the normal course of business for the foreseeable future.

Since its inception, the Company has devoted substantially all its efforts to research and development. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of December 31, 2024, the Company had an accumulated deficit of 2,726 NIS. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

The Company’s financial statements have been prepared in accordance with the United States generally accepted accounting principles (U.S. GAAP) as set forth in the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (the “ASC”).

b.	Use of estimates, assumptions and judgements:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates, judgments and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company’s management believes that the estimates, judgment and assumptions used are reasonable based upon information available at the time they are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities at the dates of the financial statements, and the reported amount of expenses during the reporting periods. Actual results could differ from those estimates.

c.	Financial statements in New Israeli Shekels:

The functional currency is the currency that best reflects the economic environment in which the Company operate and conducts their transactions. The Company’s functional currency is the New Israeli Shekels (NIS).

Accordingly, monetary accounts maintained in currencies other than the NIS are remeasured into NIS at each reporting period end in accordance with ASC No. 830 “Foreign Currency Matters”. All transaction gains and losses of the remeasured monetary balance sheet items are reflected in the statements of operations as financing income or expenses as appropriate.

REVOLTZ LTD.

NOTES TO THE FINANCIAL STATEMENTS

NIS in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

d.	Cash and cash equivalents:

Cash equivalents are short-term highly liquid deposits that are readily convertible to cash with original maturities of three months or less, at the date acquired, and investments with maturities of longer than three months where the investment can be liquidated before the maturity date without a significant penalty.

e.	Inventory:

Inventories consists of finished goods and is stated at the lower of cost or net realizable value. Costs are computed under the first-in, first-out Method (“FIFO”). The cost of inventory includes all costs of purchase, and other costs incurred in bringing the inventories to their present location and condition including shipment and freight costs. Net realizable value is determined as estimated selling prices in the ordinary course of business, less reasonably predictable costs to sell. Valuation of inventories is based on currently available information about expected recoverable value. The estimate is dependent upon factors such as market trends, inventory ageing, and forecasted customer demands.

f.	Fair value of financial instruments:

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

The carrying amounts of cash and cash equivalents, other receivables, loan to related party, trade accounts payables, loans from related parties, payables to related parties, other payables and long-term loan approximate their fair value due to the short-term maturity of such instruments.

g.	Research and Development expenses:

Research and development expenses are recognized in the statements of operations when incurred. Research and development expenses consist of intellectual property, development and production expenditures.

h.	Income Taxes:

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

The Company also accounts for uncertain tax positions under ASC 740. ASC 740 offers a two-step approach for recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2024 and 2023, no liability for unrecognized tax benefits was recorded under ASC 740.

REVOLTZ LTD.

NOTES TO THE FINANCIAL STATEMENTS

NIS in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

i.	Recently issued and not yet adopted accounting standards:

In December 2023, the FASB issued ASU 2023-09, Income taxes (topic 740): Improvements to Income Tax Disclosures. The guides require disclosure of a tabular reconciliation, using both percentages and reporting currency amounts. Additional disclosers are required such as income taxes paid, Income (or loss) from continuing operations before income tax expense (or benefit) disaggregated between domestic and foreign and Income tax expense (or benefit) from continuing operations disaggregated by federal (national), state, and foreign. The guidance will be effective for the Company for fiscal years beginning after December 15, 2025. Early adoption is permitted. Adoption of the new standard will not have a material impact on the financial statements.

NOTE 3 – INVENTORY

	December 31,	December 31,
	2024	2023
Finished goods	230	173
	230	173

NOTE 4 – OTHER PAYABLES

	December 31,	December 31,
	2024	2023
Advances from customers	75	75
	75	75

REVOLTZ LTD.

NOTES TO THE FINANCIAL STATEMENTS

NIS in thousands except share and per share data

NOTE 5 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

(i)	Balances due from related parties:

	December 31,	December 31,
	2024	2023
Loan to related party (see Note 5d)	83	80
	83	80

(ii)	Balances owed to related parties:

	December 31,	December 31,
	2024	2023
Loans from related parties (see Note 6b)	876	227
Payables to related parties (see Notes 5b, 6b.1)	1,055	759
	1,931	986

b.	In 2021, the Company entered into a consulting agreement with Mr. Amir Zaid, the controlling shareholder, for the provision of full-time CEO services. Under the terms of the agreement, Mr. Zaid is entitled to a monthly fee of NIS 33. Other than the compensation specified above, Mr. Zaid is not entitled to any additional remuneration or benefits. The unpaid monthly consulting fees as of December 31, 2024 and 2023 were NIS 1,014 and NIS 759, respectively.

c.	During 2023, a related party (wholly owned by the controlling shareholder of the Company) transferred an aggregate amount of NIS 129 to the Company. The funds received were classified as an investment in the Company.

d.	During 2023, the Company transferred an amount of NIS 80 to a related party. The loan bears interest in accordance with the rate prescribed by Israeli Income Tax Regulations and does not include a repayment date. As of December 31, 2024, the balance of the loan Principal Amount and accrued interest, was NIS 83.

NOTE 6 – LOANS

a.	Long-term loan, net of current maturities:

	December 31,	December 31,
	2024	2023

Loan from banks	47	76
Current maturities	(32)	(29)
	15	47

b.	Loans from related parties:

1.	On February 5, 2024, the Company signed a loan, investment and consulting agreement with L.I.A. PURE CAPITAL LTD (hereinafter: “PURE”). According to the agreement, PURE will lead a group of investors that will lend the Company USD 200,000 in four equal monthly installments starting from February 2024.

The term of the loan is one year or until the completion of a first capital raise of no less than USD 700,000 (hereinafter – “Minimum Raise”) (whichever comes first). The loan will have seniority over any other Company debt and will bear annual interest at a rate of 8%.

REVOLTZ LTD.

NOTES TO THE FINANCIAL STATEMENTS

NIS in thousands except share and per share data

NOTE 6 – LOANS (Continued)

As part of the agreement, PURE will become a consultant to the Company in exchange for a monthly fee of USD 1,000, which will increase to USD 7,500 immediately upon the completion of a USD 1 million capital raise, and/or the merger of the Company with another company that provides the Company with at least USD 1 million in liquid assets. The unpaid monthly consulting fees as of December 31, 2024 were NIS 41, presented as part of Payables to related parties.

Additionally, the Company issued to PURE 5% of its ordinary shares at their par value. Furthermore, PURE was granted an option, for a period of one year, to invest USD 1 million in exchange for 45% of the Company’s ordinary shares, provided that a Minimum Raise from another source has not been completed. Lastly, the Company will allocate 10% of all its future proceeds for the repayment of the loan, until it is fully repaid or until the Minimum Raise has been completed as stated above.

Since the exercise price of the option is denominated in U.S. dollars and the Company’s functional currency is New Israeli Shekel, the option is not considered to be indexed to its own stock in accordance with ASC Topic 815-40, “Contracts in Entity’s Own Equity”. Therefore, the option has been accounted as derivative financial instruments and recorded at its fair value as a liability. The Company allocated the total proceeds received based on the estimated fair value of the option, resulting in the recording of all proceeds to the option. Due to the requirement that the loan must be repaid upon any fund raising, the Company classified it as a short-term loan in an amount of USD 200,000. As of December 31, 2024, the balance of the Loan Principal Amount granted and accrued interest, was NIS 643. As of December 31, 2024, the Company remeasured the option at fair value, which was determined to be immaterial.

2.	On July 28, 2022, Charging Robotics Ltd. (“CR Ltd.”), a holder of 19.9% of the Company’s ordinary shares, entered into a convertible loan agreement with the Company pursuant to which CR Ltd. was required to loan an amount of USD 60,000 (the “Loan Principal Amount”) in the Company. In addition, CR Ltd. will provide an additional loan to the Company in an amount of up to USD 340,000 (the “Additional Amount” and, together with the Loan Principal Amount, the “Total Loan Amount”). The Total Loan Amount will carry interest at the minimum rate prescribed by Israeli law.

The Total Loan Amount will be converted into ordinary shares of the Company upon the occurrence of any of the following events (each, a “Trigger Event”):

i)	The consummation of funding by the Company of an aggregate amount of $1,000,000 at a pre-money the Company valuation of at least $7,000 (in the form of Simple Agreement for Future Equity, equity or otherwise); or

ii)	The Company has generated an aggregate of $1,000,000 or more in revenue.

In the event that a Trigger Event will not occur on or prior to the 24-month anniversary of the date on which the Loan Principal Amount is actually extended to the Company, the loan will be due and repayable by the Company to CR Ltd.

As of December 31, 2024, the balance of the Loan Principal Amount granted and accrued interest, was USD 64,000 (NIS 233). To date, no Additional Amounts have been funded.

REVOLTZ LTD.

NOTES TO THE FINANCIAL STATEMENTS

NIS in thousands except share and per share data

NOTE 7 – ORDINARY SHARES

a.	As of December 31, 2024 and December 31, 2023, the Company’s share capital is as follows:

	December 31, 2024		December 31, 2023
		Issued and		Issued and
	Authorized	outstanding	Authorized	outstanding
Ordinary shares	1,000,000	105,260	1,000,000	100,000

Each ordinary share is entitled to receive the following rights: (i) the right to vote in any general meeting of the Company, (ii) the right to receive dividends, if and when declared by the Board of Directors and (iii) the right to receive upon liquidation of the Company a sum equal to the nominal value of the ordinary share, and if a surplus remains, to receive such surplus, subject to the rights conferred on any class of shares which may be issued in the future.

b.	With respect to the share issuance to PURE, see Note 6b.1 above.

NOTE 8 – TAXES ON INCOME

a.	Corporate tax rates in Israel:

The Israeli statutory corporate tax rate was 23% in both 2024 and 2023. The Company’s tax assessments since its inception are not deemed final.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2024	2023
Deferred tax assets:
Carry forward tax losses	1,694	964

Net deferred tax asset before valuation allowance	1,694	964
Valuation allowance	(1,694)	(964)
Income tax benefit at the statutory tax rate	-	-

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of December 31, 2024.

c.	Net operating carry-forward losses for tax purposes:

As of December 31, 2024, the Company’s carry-forward losses amount to approximately 1,694 of NIS which can be carried forward for an indefinite period.

(b) Exhibits

See Exhibit Index

ITEM 16. FORM 10-K SUMMARY

Not applicable

Charging Robotics Inc.

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (included as Exhibit 3.1.1 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

3.2	Amendment to Certificate of Incorporation of the Company (included as Exhibit 3.2 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

3.3	Restated Certificate of Incorporation of the Company (included as Exhibit 3.1.3 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

3.4	Amended and Restated Certificate of Incorporation of the Company (included as part of Exhibit A to our DEF 14C filed with the Securities and Exchange Commission on August 9, 2023, and incorporated herein by reference)

3.5	Amended and Restated Certificate of Incorporation of the Company (included as part of Exhibit A to our DEF 14C filed with the Securities and Exchange Commission on October 28, 2024, and incorporated herein by reference)

3.6	Bylaws of the Company (included as Exhibit 3.2.1 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

4.1*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

10.1	Charging Robotics, Inc. 2023 Equity Incentive Plan (included as Exhibit B-1 to our Information Statement on Schedule DEF 14C filed with the Securities and Exchange Commission on August 9, 2023, and incorporated herein by reference)

10.2	Securities Exchange Agreement (included as Exhibit 10.1 to our 8-K filed with the Securities and Exchange Commission on March 28, 2023, and incorporated herein by reference)

16.1	Letter from Elkana Amitai CPA, addressed to the Securities and Exchange Commission, dated March 12, 2025 (included as Exhibit 16.1 to our 8-K filed with the Securities and Exchange Commission on March 12, 2025, and incorporated herein by reference)

19.1*	Insider Trading Policy

21.1	List of Subsidiaries (included as Exhibit 21.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024, and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)

32.1*	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document**

101.SCH*	Inline XBRL Taxonomy Extension Schema Document**

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 15 day of April, 2025.

CHARGING ROBOTICS INC.

/s/ Hovav Gilan
Hovav Gilan Chief Executive Officer (Principle Executive Officer)

/s/ Gadi Levin
Gadi Levin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Hovav Gilan	Chief Executive Officer	April 15, 2025
Hovav Gilan	(Principle Executive Officer)

/s/ Gadi Levin	Chief Financial Officer	April 15, 2025
Gadi Levin	(Principal Financial and Accounting Officer)

/s/ Yakov Baranes	Director	April 15, 2025
Yakov Baranes

/s/ Eliyahu Yoresh	Director	April 15, 2025
Eliyahu Yoresh

/s/ Amitay Weiss	Director	April 15, 2025
Amitay Weiss

/s/ Tali Dinar	Director	April 15, 2025
Tali Dinar