Form 10-Q
period 2025-03-31
Charging Robotics Inc.
filed 2025-05-14
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

CHARGING ROBOTICS INC. (Former name, former address and former fiscal year, if changed since last report)

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

As of March 31, 2025, and May 15, 2025, there were 9,830,948 shares of common stock, $0.0001 par value per share, issued and outstanding.

CHARGING ROBOTICS INC.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q of Charging Robotics Inc., a Delaware corporation (the “Company”), contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the Company’s need for and ability to obtain additional financing and the demand for the Company’s products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

We caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events, except as required by law.

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2025

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands
(Except share and per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$281	$175
Other accounts receivable	33	20
Loan to an affiliate (note 3)	75	64
Total current assets	389	259

Non-current assets:
Investment in an affiliate (note 4)	71	73
Total non-current assets	71	73

TOTAL ASSETS	$460	$332

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$91	$81
Other current liabilities	299	247
Short term loans	412	413
Payables to related parties (Note 4)	157	172
Total current liabilities	959	913

Non-current liabilities:
Other non-current liabilities	$32	$32

Total liabilities	$991	$945

Stockholders’ deficit (Note 5)
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding at March 31, 2025 and December 31, 2024	-	-
Common stock, par value $0.0001, 2,990,000,000 shares authorized, 9,830,948 and 9,564,351 shares issued and outstanding at March 31, 2025 and December 31, 2024	1	1
Additional paid-in capital	2,579	2,324
Receipt on account of shares	50	-
Accumulated other comprehensive loss	(19)	(30)
Accumulated deficit	(3,142)	(2,908)

Total stockholders’ deficit	(531)	(613)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$460	$332

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Three months ended March 31,
	2025	2024

Operating expenses:
Research and development costs, net	$72	$63
General and administrative costs	149	119
Total operating expenses	221	182

Operating loss	$(221)	$(182)

Financial income (expenses), net	(9)	2
Equity in losses from investment in affiliate	(4)	(18)

Net loss	$(234)	$(198)

Other comprehensive income (loss)	11	(2)

Net comprehensive loss	$(223)	$(200)

Basic and diluted loss per common share	$(0.02)	$(0.02)

Weighted average common shares outstanding	9,615,321	9,151,040

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Common stock		Additional Paid in	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	loss	Deficit	Deficit

Balance as of January 1, 2024	9,152,228	$1	$1,918	$(27)	(2,066)	$(174)
Stock-based compensation	-	-	1	-	-	1
Total comprehensive loss	-	-	-	(2)	(198)	(200)
Balance as of March 31, 2024	9,152,228	$1	$1,919	$(29)	(2,264)	$(373)

	Common stock		Additional Paid in	Receipt on account of	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	shares	loss	Deficit	Deficit

Balance as of January 1, 2025	9,564,351	$1	$2,324	$-	$(30)	(2,908)	$(613)
Issuance of common stock in a private placement offering	266,597	(*)	255		-	-	255
Receipt on account of shares	-	-	-	50	-	-	50
Total comprehensive loss	-	-	-	-	11	(234)	(223)
Balance as of March 31, 2025	9,830,948	$1	$2,579	$50	$(19)	(3,142)	$(531)

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Three months ended
	March 31,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(234)	$(198)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Stock-based compensation expense	-	1
Equity in losses from investment in affiliate	4	18
Non-cash interest expenses (income)	(2)	1
Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	(13)	15
Increase (decrease) in payables to related parties	(15)	18
Decrease in accounts payable	10	25
Increase in other current liabilities	52	21
Net cash used in operating activities	(198)	(99)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangible asset	-	(4)
Net cash used in investing activities	-	(4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans received	-	95
Loans to an affiliate	(10)	-
Receipt on account of shares	50	-
Proceeds from issuance of common stock in a private placement offering	255	-
Net cash provided by financing activities	295	95

Net Increase (decrease) in cash	97	(8)
Effect of changes in foreign exchange rates	9	-

Cash at beginning of year	175	8
Cash at end of period	$281	$-

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

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

The transactions arising from the Acquisition Agreement were accounted for as a reverse recapitalization. CR Ltd. was determined to be the “accounting acquirer” in the reverse recapitalization because (1) the former shareholders of CR Ltd., as a group, received the largest ownership interest in the Company, based upon the 6,146,188 shares of common stock issued at the Closing, and the 6,150,000 warrants exercisable at par, and (2) most significantly, the fact that the Acquisition Agreement expressly provided that a majority of the Company’s board of directors will be appointed by the former shareholders of CR Ltd. The Company’s financial statements represent a continuation of the financial statements of CR Ltd. with the acquisition of Fuel Doctor Holding Inc.’s net assets.

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

C.	During the three months ended March 31, 2025, the Company issued a total of 154,908 newly issued shares of common stock in a private placement offering total proceeds of $255. The Company also issued 111,689 shares as finders’ fees for past private placement offerings. Additional proceeds of $50 were received in relation to this private placement, but the corresponding shares have not yet been issued as of March 31, 2025. These proceeds are recorded as a receipt on account of shares within the Company’s shareholders’ deficit.

D.

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and meet its obligations in the normal course of business for the foreseeable future.

Since its inception, the Company has devoted substantially all its efforts to research and development. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of March 31, 2025, the Company had an accumulated deficit of approximately $3,142. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

Such conditions raise substantial doubts about the Company’s ability to continue as a going concern. Management’s plan includes raising funds from outside potential investors. However, there is no assurance such funding will be available to the Company or that it will be obtained on terms favorable to the Company or will provide the Company with sufficient funds to meet its objectives. These condensed consolidated   financial statements do not include any adjustments relating to the recoverability and classification of assets, carrying amounts or the amount and classification of liabilities that may be required should the Company be unable to continue as a going concern.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 2 – UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

a.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Operating results for the three months ended March 31, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

b.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

c.	Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

d.	Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 3 – INVESTMENT IN AFFILIATED COMPANY

a.

On April 24, 2021 (“Closing Date”), CR Ltd.   invested $250 representing   19.99% of the share capital of Revoltz Ltd (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets.

b.

On July 28, 2022, CR Ltd.   entered into a convertible loan agreement with Revoltz pursuant to which CR Ltd.   was required to loan an amount of   $60 in Revoltz (the “Loan Principal Amount”). In addition, CR Ltd. will provide an additional loan to Revoltz in an amount   of up to $340 (the “Additional Amount”, and together with the Loan Principal, the “Total Loan Amount”). The Total Loan Amount will carry interest at the minimum rate prescribed by Israeli law.

The Total Loan Amount shall be converted into shares of Revoltz, upon the occurrence of any of the following events (each a “Trigger Event”):

i)

The consummation of funding by Revoltz of an aggregate amount of $1,000 at a pre-money Revoltz valuation of at least $7,000 (in the form of a Simple Agreement for Future Equity (“SAFE”), equity or otherwise);   or

ii)	Revoltz has generated an aggregate of $1,000 or more in revenue.

In the event that a Trigger Event will not occur on or prior to the 24-month anniversary of the date on which the Loan Principal Amount is actually extended to Revoltz, the Loan will be due and repayable by Revoltz to the Company.

On March 31, 2025, the balance of the Loan Principal Amount granted and accrued interest, was $65. To date, no Additional Amounts have been funded.

c.

On January 9, 2025, (“Closing Date 2”) CR Ltd. entered into a second loan agreement (“the Second Loan”) with Revoltz pursuant to which CR Ltd. will provide a loan to Revoltz in an amount of up to $50 (the “Loan Principal Amount”). In addition, CR Ltd. provided Revoltz with an upfront lending of $10. The Total Loan Amount shall carry interest at the Prime rate prescribed by Israeli law, and become due upon the earlier of closing a merger agreement between the Company and Revoltz, or after twelve months from the Closing Date 2.

On March 31, 2025, the balance of the Loan Principal Amount granted and accrued interest was $10.

d.	The following table summarizes the equity method accounting for the investment in Revoltz:

Balance as of January 1, 2024	110
Share in losses of affiliated company	(36)
Foreign currency translation	(1)
Balance as of December 31, 2024	73
Share in losses of affiliated company	(4)
Foreign currency translation	2
Balance as of March 31, 2025 (Unaudited)	71

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 4 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

Payables to related parties:

	March 31,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Consulting Fees to executive officers	$15	$26
Directors	84	88
Xylo (see note 4c)	58	58
	$157	$172

b.	The Company currently operates out of an office of a related party free of rent.

c.	As of January 1, 2023, CR Ltd. owed to Xylo Technologies Ltd. (“Xylo”), a related party, who holds the majority of the Company’s common stock, $550 (the “Xylo Loan”). The Xylo Loan bears interest in accordance with section 3(i) of the Israeli tax code (2.42% annually during 2022) and no fixed date for repayment has been determined. On January 1, 2023, CR Ltd. and Xylo signed an agreement to amend the terms of the Xylo Loan (the “Xylo Loan Agreement”). Pursuant to the Xylo Loan Agreement, the interest rate remains unchanged, and the principal and interest is payable in cash or shares, or a combination thereof by June 30, 2023. On April 4, 2023, the Xylo Loan balance was $553. The $509 of the Xylo Loan was converted into 28 shares of CR Ltd. (representing 1,206,834 shares of the Company) and the remaining Xylo Loan balance becomes payable in cash. The Company is in discussions with Xylo to extend the repayment date of the remaining Xylo Loan balance.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

a.	As of March 31, 2025, and December 31, 2024, the Company’s share capital is composed as follows:

	March 31, 2025		December 31, 2024
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Shares of common stock (“Shares”)	50,000,000	9,830,948	50,000,000	9,564,351
Preferred shares	10,000,000	-	10,000,000	-

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

There were no preferred shares outstanding as of March 31, 2025, and December 31, 2024.

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

During the three-month period ended March 31, 2025, the Company issued 154,908 shares of common stock in a private placement offering for a total of $255. The Company also issued 111,689 shares of common stock in respect of finders’ fees for past private placement offerings. Additional proceeds of $50 were received in relation to this private placement, but the corresponding shares have not yet been issued as of March 31, 2025. These proceeds are recorded as a receipt on account of shares within the Company’s shareholders’ deficit.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

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

2.	On June 20, 2024, the Company issued 122,831 warrants to Automax Motors Ltd. (the “Automax Warrants”) with an exercise price of $12.82 in exchange for services received. The Automax Warrants expire on September 20, 2027. The Automax Warrants were accounted for as stock-based compensation. The fair value of the Automax Warrants was $19, using the Black-Scholes warrant pricing model using the following assumptions:

June 20, 2024
Company common stock price	$0.55
Exercise price	$12.82
Dividend yield	0%
Risk-free interest rate	4.46%
Expected term (in years)	3.25
Volatility	125%

c.	Stock options in the Company:

As of March 31, 2025, and December 31, 2024, there are no outstanding options in the Company

NOTE 6 – SEGMENT REPORTING

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three months ended March 31, 2025 and 2024:

	Three months ended March 31,
	2025	2024

Research and development costs, net	$72	$63
General and administrative costs	149	119

Other segment items:
Financial expenses (income), net	9	(2)
Equity in losses from investment in affiliate	4	18
Net loss	$234	$198

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the condensed consolidated financial statements were issued. The Company concluded that no other subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements.

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

OVERVIEW OF OUR PERFORMANCE AND OPERATIONS

Recent Developments

Our current product, for which we have received initial orders from 3 different APS suppliers, is a system for wireless charging of EV in Automatic Parking Facilities (APSs). This product solves a big problem inherent to APS. Since the parking area is not accessible, the driver can not connect a charging cable when the car is parked in its final position. . Upon arrival at the APS, the driver parks the EV on a plate used by the APS to transport the EV to the final parking location. The EV remains on the plate until it is retrieved by the APS when the driver wants to leave the parking. When a driver parks the EV on this plate, they connect a regular charging cable between the EV charging port and a socket installed on the plate. We pre install a wireless electricity receiver on this plate and a wireless electricity transmitter in the final parking position. As the plate and the EV arrive at the final parking position, the system senses the transmitter and receiver are in proximity and the charging process begins. The electricity is transmitted between the building and the plate in a wireless manner – over a distance of about 40mm. the entire process is automatic. . Our system is installed in two parts. The electricity receiving component is installed on the plate and consists of a receiving coil and supporting electronics and a socket where the driver connects a cable to the charging socket of the EV. The system’s transmitting component is installed in the APS facility and consists of a transmitting coil and the supporting electronics. As the driver parks the EV and connects the cable from the plate to the EV, he initiates the charging process using our mobile application. Once initiated, the system goes into standby mode. Upon the plate arriving at its final parking location, charging of the EV begins. When the plate and EV are in the final parking position, the transmitting coil and the receiving coil are in proximity and by way of electromagnetic induction, electricity passes from the stationary part (transmitting) of the system to the moving (receiving) part of the system. This enables the charging of EVs in places where drivers can not enter and manually connect a plug. We have received orders for this system from 3 different customers, all APS providers in Israel. These customers include Electra parking solutions, Parkomot and Parking Design. Electra placed an order for a 2 systems (each consists of 1 transmitter and 1 reciever) which will be installed in 2 parking locations, Parkomot for 1 system and parking design for 12 systems. The Electra system has been installed in a robotic (automatic) parking system in Tel Aviv. The system started initial testing and additional tests will be done once the parking facility is complete and can accommodate electric vehicles. The Parkomot system is intended to be installed during May/June 2025 and the parking design systems are planned to be installed in Q1 2026. The system ASP (average selling price) is about $3,000 US.

The Company’s expected timeframe to receive regulatory approval for this product from the Israel Standardization Institute has been further delayed, with the new expected timing for approval to occur by Q2 2026.

In January 2025 we moved to a new office and production space located “The Rupin Technological Campus” about 40km north of Tel Aviv. This facility allows us to manufacture the systems required for installation in the near future and at a capacity of up to 10 systems / month. We are in the process of hiring additional engineers and technicians to support manufacturing.

During three-month period ended March 31, 2025, the Company issued 154,908 shares of common stock in a private placement offering for a total of $256. The Company also issued 111,689 shares of common stock in respect of finders’ fees for past private placement offerings. Additional proceeds of $50 were received in relation to this private placement, but the corresponding shares have not yet been issued as of March 31, 2025. These proceeds are recorded as a receipt on account of shares within the Company’s shareholders’ deficit.

Results of Operations for the three months ended March 31, 2025 and March 31, 2024

Operating Expenses

Our current operating expenses consist of two components — research and development costs, net, and general and administrative costs. We have not generated revenues for the three months ended March 31, 2025, and March 31, 2024, respectively.

Research and development costs, net

Research and development costs, net for the three months ended March 31, 2025, amounted to $72 thousand, compared to $63 thousand for the three months ended March 31, 2024. The increase is mainly due to an increase in raw materials, which amounted to $22 thousand during the three months ended March 31, 2025, compared to $6 thousand during the three months ended March 31, 2024. The increase in raw materials is due to the development of the pilot project.

General and administrative costs

General and administrative costs for the three months ended March 31, 2025, amounted to $149 thousand, compared to $119 thousand for the three months ended March 31, 2024. The increase is due to mainly to an increase in audit expenses

Liquidity and Capital Resources

As of March 31, 2025, and December 31, 2024, the Company’s cash balance was $281 thousand and $175 thousand, respectively.

As of March 31, 2025, and December 31, 2024, the Company’s total assets were $460 thousand and $332 thousand, respectively.

As of March 31, 2025, the Company had total liabilities of $991 thousand that consisted of $390 thousand in accounts payable and other current liabilities, $412 thousand in short term loans, $157 thousand in related parties, and $32 thousand in other non-current liabilities.

As of December 31, 2024, the Company had total liabilities of $945 thousand that consisted of $328 thousand in accounts payable and other current liabilities, $172 thousand in payables to related parties, $32 thousand in other non-current liabilities and $413 thousand in short term loans.

As of March 31, 2025, the Company had a negative working capital of $570 thousand. As of December 31, 2024, the Company had negative working capital of $654 thousand.

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

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	March 31, 2025	December 31, 2024
	(Unaudited)	(Audited)

Current Assets	$389	$259
Current Liabilities	959	913
Working Capital (deficit)	$(570)	$(654)

Cash Flows

	Three months ended March 31,
	2025	2024

Cash flows (used) generated in operating activities	$(198)	$(99)
Cash flows used in investing activities	-	(4)
Cash flows from financing activities	295	95
Net increase (decrease) in cash during the period	$97	$(8)

Cash Flows from Operating Activities

During the three months ended March 31, 2025, we had negative cash flow from operations of $198 thousand compared to a negative cashflow of $99 thousand for the three months ended March 31, 2024. The increase resulted mainly from an increase in net loss and changes in non-cash working capital.

Cash Flows from Investing Activities

During the three months ended March 31, 2025, we had nil cash flow from investing activities, compared to negative cash flow of $4 cash flow from investing activities for the three months ended March 31, 2024.

Cash Flows from Financing Activities

During the three months ended March 31, 2025, we had a positive cash flow from financing activities of $295 thousand, compared to $95 thousand for the three months ended March 31, 2024. The increased cash flow from financing activities in the three months ended March 31, 2025, resulted mainly from the issuance of shares of common stock in a private placement offering for a total of $255 thousand and additional $50 receipt on account of shares thousand for which the Company has yet to issue shares.

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

Other Contractual Obligations

As of March 31, 2025, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of March 31, 2025.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2025, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2025, are fairly stated, in all material respects, in accordance with GAAP.

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

In connection with this assessment, the Company reports the material weakness, as described below, in internal control over financial reporting as of December 31, 2024. Management has identified material weaknesses regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s outsourced accounting staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement for the annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described above, and based on management’s assessment, as of March 31, 2025, the Company’s internal control over financial reporting was not effective.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the three months period ended March 31, 2025, that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

CHARGING ROBOTICS INC.

Date: May 14, 2025	By:	/s/ Hovav Gilan
		Name:	Hovav Gilan
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gadi Levin
		Name:	Gadi Levin
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)