Form 10-Q
period 2025-06-30
Charging Robotics Inc.
filed 2025-08-13
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of June 30, 2025, and August 13, 2025, there were 11,246,252 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

As of June 30, 2025

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2025

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands
(Except share and per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$114	$175
Other accounts receivable	26	20
Inventory	68	-
Loan to an affiliate (note 3)	-	64
Total current assets	208	259

Non-current assets:
Goodwill (note 3)	7,377	-
Fixed assets, net	2	-
Investment in an affiliate (note 3)	-	73
Other non-current assets	62	-
Total non-current assets	7,441	73

TOTAL ASSETS	$7,649	$332

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$104	$81
Other current liabilities	345	247
Short term loans	472	413
Payables to related parties (Note 4)	434	172
Total current liabilities	1,355	913

Non-current liabilities:
Other non-current liabilities	$35	$32

Total liabilities	$1,390	$945

Stockholders’ equity (deficit) (Note 5):
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.0001, 2,990,000,000 shares authorized, 11,246,252 shares issued and outstanding as of June 30, 2025 and 9,564,351 shares issued and outstanding as of December 31, 2024	1	1
Additional paid-in capital	5,001	2,324
Accumulated other comprehensive loss	(20)	(30)
Accumulated deficit	(2,212)	(2,908)
The Company’s stockholders’ equity (deficit)	2,770	(613)

Non-controlling interests	3,489	-
Total stockholders’ equity (deficit)	6,259	(613)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,649	$332

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Six months ended		Three months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024

Research and development costs, net	$145	$148	$73	$85
General and administrative costs	337	214	188	95
Total operating expenses	(482)	(362)	(261)	(180)

Operating loss	(482)	(362)	(261)	(180)

Other income (note 3d)	1,287	-	1,287	-
Financial income (expenses), net	(67)	3	(58)	1
Net income (loss)	737	(359)	968	(179)
Equity in losses from investment in affiliate	(42)	(23)	(38)	(5)
Net income (loss)	696	(382)	930	(184)
Net income (loss) attributable to non-controlling interest	-	-	-	-
Net income (loss) attributable to the Company	696	(382)	930	(184)
Other comprehensive income (loss)	10	(3)	(1)	(1)
Total comprehensive income (loss)	706	(383)	929	(185)
Comprehensive income (loss) attributable to non-controlling interests	-	-	-	-
Comprehensive income (loss) attributable to the Company	706	(385)	929	(185)

Basic and diluted income (loss) per common stock	0.07	(0.04)	0.09	(0.02)
Weighted average common stock outstanding	9,756,066	9,151,040	9,893,849	9,151,040

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Common Stock		Additional Paid in	Receipt on Account of	Accumulated Other Comprehensive	Accumulated	Non -controlling	Total Stockholder's Equity
	Number	Amount	Capital	Shares	Loss	Deficit	Interests	(Deficit)
Balance as of January 1, 2025	9,564,351	$1	$2,324	$-	$(30)	$(2,908)	$-	$(613)

Receipt on account of shares	-	$-	-	50	-	-	-	50
Issuance of common stock in a private placement offering	296,899	(*)	306	(50)	-	-	-	256
Acquisition of Revoltz	1,385,002	-	2,324	-	-	-	3,474	5,798
Issuance of warrants	-	-	62	-	-	-	-	62
Transactions with non-controlling interests	-	-	(15)	-	-	-	15	-
Total comprehensive income	-	-	-	-	10	696	-	706
Balance as of June 30, 2025	11,246,252	$1	$5,001	$-	$(20)	$(2,212)	$3,489	$6,259

(*) Less than $1

	Common Stock		Additional Paid in	Receipt on Account of	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholder's Equity
	Number	Amount	Capital	Shares	Loss	Deficit	Interests	(Deficit)
Balance as of April 1, 2025	9,830,947	$1	$2,579	$50	$(19)	$(3,142)	$-	$(531)

Issuance of common stock in a private placement offering	30,303	(*)	51	(50)	-	-	-	1
Acquisition of Revoltz	1,385,002	-	2,324	-	-	-	3,474	5,798
Issuance of warrants	-	-	62	-	-	-	-	62
Transactions with non-controlling interests	-	-	(15)	-	-	-	15	-
Total comprehensive income	-	-	-	-	(1)	930	-	929
Balance as of June 30, 2025	11,246,252	$1	$5,001	$-	$(20)	$(2,212)	$3,489	$6,259

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Loss	Deficit	Deficit

Balance as of January 1, 2024	9,151,040	$1	$1,918	$(27)	$(1,966)	$(74)
Stock-based compensation	-	-	21	-	-	21
Total comprehensive loss	-	-	-	(3)	(382)	(385)
Balance as of June 30, 2024	9,151,040	$1	$1,939	$(30)	(2,348)	$(438)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Loss	Deficit	Deficit

Balance as of April 1, 2024	9,151,040	$1	$1,919	$(29)	$(2,164)	$(273)
Stock-based compensation	-	-	20	-	-	20
Total comprehensive loss	-	-	-	(1)	(184)	(185)
Balance as of June 30, 2024	9,151,040	$1	$1,939	$(30)	(2,348)	$(438)

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Six months ended		Three months ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (loss)	696	(382)	$930	(184)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Stock-based compensation expense	-	3	-	2
Equity in losses from investment in affiliate	42	23	38	5
Non-cash interest expenses	47	3	49	2
Gain from revaluation of investment in an affiliate	(1,287)	-	(1,287)	-
Changes in operating assets and liabilities:
Decrease in other accounts receivable	1	29	14	14
Increase in payables to related parties	262	48	277	30
Increase (decrease) in accounts payable	18	(1)	8	(26)
Increase (decrease) in other current liabilities	(148)	45	(200)	24
Increase in other non-current liabilities	3	-	3	-
Net cash used in operating activities	(366)	(232)	(168)	(133)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangible asset	-	(4)	-	-
Acquisition of Revoltz	2	-	2	-
Net cash provided by (used in) investing activities	2	(4)	2	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans received	-	201	-	106
Loans to an affiliate	(10)	-	-	-
Receipt on account of shares	-	65	-	65
Proceeds from issuance of common stock in a private placement offering	306	-	1	-
Net cash provided by financing activities	296	266	1	171

Net Increase (decrease) in cash	(68)	30	(165)	38
Effect of changes in foreign exchange rates	7	-	(2)	-

Cash at beginning of period	175	8	281	-
Cash at end of period	114	$38	114	38

NON-CASH TRANSACTIONS: Acquisition of Revoltz
Working capital other than cash	$197	$-	$197	$-
Fixed assets, net	(2)	-	(2)	-
Non-controlling interests	3,474	-	3,474	-
Goodwill	(7,377)	-	(7,377)	-
Gain on previously held equity investment in Revoltz	1,287		1,287
Derecognition of investment in an affiliate	2,423	-	2,423	-
Total cash from investment in newly consolidated subsidiary	$2	-	$2	-

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

On April 24, 2021, CR Ltd. invested $250 representing 19.99% of the share capital of Revoltz Ltd. (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets. As of June 24, 2025, CR Ltd. held 18.33% of the outstanding ordinary shares of Revoltz. On June 24, 2025, the Company acquired 32.74% of the outstanding ordinary shares of Revoltz. After the acquisition, the Company together with CR Ltd holds 51.07% of the outstanding ordinary shares of Revoltz. See also note 3.

C.

In addition to the acquisition detailed above, during the six months ended June 30, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering total proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

D.

On June 8, 2025, the Company entered into facility loan agreements (the “Facility Loan Agreements”) with two lenders pursuant to which the Company may draw down from time to time in whole or in part, upon its request, an amount of up to $1,500 from each lender, for a maximum total of $3,000. The interest in the Facility Loan Agreements is 12% per annum. As of June 30, 2025, the Company did not draw down any amounts from the Facility Loan Agreements.

As part of the Facility Loan Agreements, the Company issued 100,000 warrants to each of the two lenders (the “Facility Warrants”), for an aggregate of 200,000 Facility Warrants. The Facility Warrants will become exercisable on the effectiveness date of an uplisting of the Company’s shares of common stock to a national securities exchange (the “Uplist Date”), have an exercise price of $15 per share and have a term of 5 years from the Uplist Date.

E.

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and meet its obligations in the normal course of business for the foreseeable future.

Since its inception, the Company has devoted substantially all its efforts to research and development. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of June 30, 2025, the Company had an accumulated deficit of approximately $2,212. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

NOTE 2 – BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Operating results for the six months ended June 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

b.	Significant Accounting Policies

The significant accounting policies followed in the preparation of these unaudited interim condensed consolidated financial statements are identical to those applied in the preparation of the latest annual financial statements.

c.	Inventory

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

d.	Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s condensed financial statements.

e.	Use of estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 3 – ACQUISITION OF REVOLTZ

a.

On June 24, 2025, the Company entered into a Securities Exchange Agreement (the “Exchange Agreement”) with Revoltz and three shareholders of Revoltz (“the Exchanging Shareholders”). According to the Exchange Agreement, the Company issued an aggregate of 12.35% of its issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of the Company’s common stock, to the Exchanging Shareholders, and the Exchanging Shareholders transferred to the Company 37,476 ordinary shares of Revoltz, which represents 32.74% of the outstanding share capital of Revoltz on a fully diluted and post-closing basis. The transactions contemplated by the Exchange Agreement closed on June 26, 2025 (“the Closing”).

Concurrently with the Closing, Revoltz signed agreements with certain of its debt holders. Under the terms of such agreements, Revoltz issued 7,000 Revoltz ordinary shares in replacement of debt in a total amount of $462. Upon the issuance of such Revoltz ordinary shares, CR Ltd.’s equity investment in Revoltz decreased from 18.6% to 18.33% of the outstanding share capital of Revoltz.

After the Closing, the Company, together with CR Ltd., holds 51.07% of the outstanding share capital of Revoltz.

The acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”) that was achieved in stages. As a result of the change of control, the Company was required to remeasure CR Ltd.’s pre-existing equity investment in Revoltz at fair value prior to consolidation. CR Ltd. estimated the fair value of its 18.6% pre-existing investment in Revoltz to be approximately $1,321. The remeasurement resulted in the recognition of a pre-tax gain of $1,287, which is presented within other income on the Consolidated Statements of Operations.

b.

As part of the Exchange Agreement, the Company and Revoltz signed a monthly funding letter (the “Funding Letter”) that became effective upon the Closing of the transactions contemplated by the Exchange Agreement. According to the Funding Letter, the Company agreed to provide Revoltz monthly funding in the amount of $25 per month until the earlier of: (i) a period of 24 months, and (ii) termination of the appointment of Revoltz’s CEO. The Company transferred the first payment to Revoltz on June 30, 2025.

c.	The following table summarizes the equity method accounting for the investment in Revoltz:

Balance, January 1, 2024	$110
Equity in losses	(36)
Foreign currency translation	(1)
Balance, December 31, 2024	73
Equity in losses	(42)
Foreign currency translation	3
Balance, June 24, 2025 (Unaudited)	$34

e.	The table below summarizes the fair value of the consideration transferred to acquire Revoltz:

(Unaudited)
Fair value of previously held equity method investment	$1,321
Issuance of shares	2,325
Loan converted into shares	65
Non-controlling interests	3,474
Total purchase consideration	$7,185

The total consideration was allocated to the fair value of assets acquired and liabilities assumed as of the Acquisition Date, with the excess purchase price recorded as goodwill. Management’s estimate of the fair values of the acquired intangible assets as of the acquisition date is preliminary and subject to change and is based on established and accepted valuation techniques performed with the assistance of third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to the Company may become known to the Company during the remainder of the measurement period, which will not exceed twelve months from the acquisition date. Changes to amounts will be recorded as adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available. The goodwill that arose from the acquisition consists of synergies expected from the activities of the Company and Revoltz.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

(Unaudited)
Total purchase consideration	$7,185

Net assets acquired
Tangible assets
Cash	$(32)
Other assets	(77)

Liabilities and other	301
Net book value of tangible assets	192
Intangible assets
Technology	-
Total intangible assets	-
Goodwill	7,377
Total net assets acquired	$7,185

NOTE 4 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attains adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties.

Payables to related parties:

	June 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Consulting Fees to executive officers	$12	$26
Consulting Fees to executive officers of a subsidiary	269	-
Directors	94	88
Xylo (see note 4c)	59	58
	$434	$172

b.	The Company currently operates out of an office of a related party free of rent.

c.	As of January 1, 2023, CR Ltd. owed to Xylo Technologies Ltd. (“Xylo”), a related party, who holds the majority of the Company’s common stock, $550 (the “Xylo Loan”). The Xylo Loan bears interest in accordance with section 3(i) of the Israeli tax code (6.91% annually during 2024) and no fixed date for repayment has been determined. On January 1, 2023, CR Ltd. and Xylo signed an agreement to amend the terms of the Xylo Loan (the “Xylo Loan Agreement”). Pursuant to the Xylo Loan Agreement, the interest rate remains unchanged, and the principal and interest is payable in cash or shares, or a combination thereof by June 30, 2023. On April 4, 2023, the Xylo Loan balance was $553. $509 of the Xylo Loan was converted into 28 shares of CR Ltd. (representing 1,206,834 shares of the Company) and the remaining Xylo Loan balance is payable in cash. The Company is in discussions with Xylo to extend the repayment date of the remaining Xylo Loan balance.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

a.	As of June 30, 2025, and December 31, 2024, the Company’s share capital is composed as follows:

	June 30, 2025		December 31, 2024
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Shares of common stock (“Shares”)	50,000,000	11,246,252	50,000,000	9,564,351
Preferred shares	10,000,000	-	10,000,000	-

On December 2, 2024, the Company amended its Certificate of Incorporation and decreased the number of authorized shares to 60,000,000 shares with a par value of $0.0001 of which 50,000,000 shares are common stock with a par value of $0.0001 and 10,000,000 shares are preferred shares with a par value of $0.0001.

There were no preferred shares outstanding as of June 30, 2025, and December 31, 2024.

Each share of common stock is entitled to receive dividends, participate in the distribution of the Company’s net assets upon liquidation and to receive notices of participation and voting (at one vote per share) at the general meetings of the Company’s shareholders on any matter upon which the general meeting is authorized to be held.

On July 4, 2023, the Company approved its 2023 Equity Incentive Plan (the “Plan”) for the directors, officers, consultants and employees of the Company and its subsidiaries. The maximum number of stock options and restricted share units (“RSUs”) issuable under the Plan is 1,372,656 shares of the outstanding common stock of the Company. As of the date of this report, no stock options or RSUs have been issued under the Plan.

In December 2024, the Company issued 412,123 shares of common stock in a private placement offering for a total of $410.

During the six months ended June 30, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering total proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

On June 24, 2025, the Company entered into the Exchange Agreement with Revoltz and the Exchanging Shareholders. See Note 3.

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

2.	On June 20, 2024, the Company issued 122,831 warrants to Automax Motors Ltd. (the “Automax Warrants”) with an exercise price of $12.82 in exchange for services received. The Automax Warrants expire on September 20, 2027. The Automax Warrants were accounted for as stock-based compensation. The fair value of the Automax Warrants was $19, using the Black-Scholes warrant pricing model using the following assumptions:

June 20, 2024
Company common stock price	$0.55
Exercise price	$12.82
Dividend yield	0%
Risk-free interest rate	4.46%
Expected term (in years)	3.25
Volatility	125%

3.	On June 8, 2025, the Company issued the two lenders in the Facility Loan Agreements 100,000 Facility Warrants each. The Facility Warrants will become exercisable on the Uplist Date, have an exercise price of $15 per warrant and have a term of 5 years from the Uplist Date. The Facility Warrants were accounted for as additional paid-in capital and are included in the Company’s shareholders’ equity. The fair value of the Facility Warrants was $62, using the Black-Scholes warrant pricing model using the following assumptions:

June 8, 2025
Company common stock price	$1.67
Exercise price	$15.00
Dividend yield	0%
Risk-free interest rate	4.12%
Expected term (in years)	5.00
Volatility	72%

c.	Stock options in the Company:

As of June 30, 2025, and December 31, 2024, there are no outstanding options in the Company

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 6 – SEGMENT REPORTING

Segment information is prepared on the same basis that the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business, makes business decisions and assesses performance. The Company has two reportable segments:

1.	Specializing in development of an innovative wireless electric vehicles (EV) charging technology as described in Note 1B.

2.	Research, development and production of micro-mobility vehicles for the urban environment for the business and private markets from the acquisition of Revoltz as described in Note 1B and Note 3.

The Chief Executive Officer assesses performance for this segment and decides how to allocate resource. The measure of segment assets is reported on the balance sheet as total assets. The chief executive officer performs the assessment of segment performance by using the reported measure of segment profit or loss to monitor budget versus actual results.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three-and six months ended June 30, 2025, and 2024:

	Six months ended June 30, 2025
	Unaudited
	Charging Technology	Total

Research and development costs, net	$(145)	$(145)
General and administrative costs	(337)	(337)

Share in loss of affiliate	(42)	(42)
Other income	1,287	1,287
Financial expenses, net	(67)	(67)
Tax income	-	-

Profit	696	696

	Six months ended June 30, 2024
	Unaudited
	Charging Technology	Total

Research and development costs, net	$(148)	$(148)
General and administrative costs	(214)	(214)

Share in loss of affiliate	(23)	(23)
Other income	-	-
Financial income, net	3	3
Tax income	-	-
Loss	(382)	(382)

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

	Three months ended June 30, 2025
	Charging Technology	Total

Research and development costs, net	$(73)	$(73)
General and administrative costs	(188)	(188)

Share in loss of affiliate	(38)	(38)
Other income	1,287	1,287
Financial expenses, net	(58)	(58)
Tax income	-	-

Profit	930	930

	Three months ended June 30, 2024
	Charging Technology	Total

Research and development costs, net	$(85)	$(85)
General and administrative costs	(95)	(95)

Share in loss of affiliate	(5)	(5)
Other income	-	-
Financial income, net	1	1
Tax income	-	-

Loss	(184)	(184)

(*)	The results of Revoltz for the three-and-six months ended June 30, 2025, are not material and therefore are not presented

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

Our current product, for which we have received initial orders from 3 different Automatic Parking Facilities (APS) suppliers, is a system for wireless charging of EV in APSs. We believe that this product solves a big problem inherent to APS. Since the parking area is not accessible, the driver cannot connect a charging cable when the car is parked in its final position. Upon arrival at the APS, the driver parks the EV on a plate used by the APS to transport the EV to the final parking location. The EV remains on the plate until it is retrieved by the APS when the driver wants to leave the parking. When a driver parks the EV on this plate, they connect a regular charging cable between the EV charging port and a socket installed on the plate. We pre install a wireless electricity receiver on this plate and a wireless electricity transmitter in the final parking position. As the plate and the EV arrive at the final parking position, the system senses the transmitter and receiver are in proximity and the charging process begins. The electricity is transmitted between the building and the plate in a wireless manner – over a distance of about 40mm. The entire process is automatic. Our system is installed in two parts. The electricity receiving component is installed on the plate and consists of a receiving coil and supporting electronics and a socket where the driver connects a cable to the charging socket of the EV. The system’s transmitting component is installed in the APS facility and consists of a transmitting coil and the supporting electronics. As the driver parks the EV and connects the cable from the plate to the EV, he initiates the charging process using our mobile application. Once initiated, the system goes into standby mode. Upon the plate arriving at its final parking location, charging of the EV begins. When the plate and EV are in the final parking position, the transmitting coil and the receiving coil are in proximity and by way of electromagnetic induction, electricity passes from the stationary part (transmitting) of the system to the moving (receiving) part of the system. This enables the charging of EVs in places where drivers cannot enter and manually connect a plug. We have received orders for this system from 3 different customers, all APS providers in Israel. These customers include Electra parking solutions, Parkomot and Parking Design. Electra placed an order for 2 systems (each consists of 1 transmitter and 1 receiver) which will be installed in 2 parking locations, Parkomot for 1 system and parking design for 12 systems. One of the Electra systems has been installed in a robotic (automatic) parking system in Tel Aviv. The system started initial testing and additional tests will be done once the parking facility is complete and can accommodate electric vehicles. We are waiting for the parking facility to be ready to accommodate vehicles. This is required in order to complete the testing of our system. In parallel, we have used the time to conduct tests of the system in our laboratory and gain more experience and reduce risks by conducting in-house testing of our system. The Parkomot system is expected to be installed in Q1 2026. The system ASP (average selling price) is about $3,000 US. Since our product is installed in a parking facility, which is a part of a large infrastructure project, we are dependent upon completion of all buildings and the parking facilities before we can complete the installation of our system.

Recent Developments

Private Placement

During the six months ended June 30, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering total proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

Credit Facility

On June 8, 2025, the Company entered into facility agreements for up to $3.0 million (the “Facility Loan Amount”) credit facility (the “Credit Facility”) with certain lenders (the “Lenders” and the “Facility Agreement”, respectively).

The Company may draw down the Facility Loan Amount from time to time, in whole or in part, upon the Company’s request, from the period beginning on the effectiveness date of an uplisting of the Company’s shares of common stock to a national securities exchange (the “Uplist Date”) and ending on the earlier to occur of (i) such date that the Facility Loan Amount has been drawn down in full and (ii) upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million.

The principal portion of the Facility Loan Amount shall be repaid to the Lenders upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million (the “Principal Repayment Date”). The Credit Facility will accrue interest at a rate of 12% per annum (the “Facility Interest”). Facility Interest accrued as of the Principal Repayment Date shall be repaid to the Lenders upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $5.0 million.

As part of the Facility Agreement, the Company issued warrants (the “Facility Warrants”) to the Lenders to purchase an aggregate of 200,000 shares of the Company’s common stock, representing an aggregate exercise amount of $3.0 million, with a per share exercise price of $15.00, subject to certain beneficial ownership limitations, anti-dilution protection and price adjustments set forth therein. The Facility Warrants will be exercisable on the Uplist Date and will have a term of 5 years from the Uplist Date.

Securities Exchange Agreement

On June 24, 2025, the Company entered into a securities exchange agreement (the “Agreement”) with Revoltz Ltd., an Israeli company (“Revoltz”), and three shareholders   of Revoltz (the “Revoltz Shareholders”), pursuant to which the Company issued to the Revoltz Shareholders an aggregate of 12.35% of its issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of the Company’s common stock, in exchange for 32.74% of Revoltz’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 37,476 Revoltz ordinary shares (the “Acquisition”). The Acquisition closed on June 26, and resulted in Revoltz becoming a majority-owned subsidiary of the Company.

Results of Operations for the six months ended June 30, 2025 and June 30, 2024

Operating Expenses

Our current operating expenses consist of two components — research and development costs, net, and general and administrative costs. We have not generated revenues for the six months ended June 30, 2025, and June 30, 2024, respectively.

Research and development costs, net

Research and development costs, net for the six months ended June 30, 2025, amounted to $145 thousand, compared to $148 thousand for the six months ended June 30, 2024. The decrease is mainly due to the decrease in subcontractors expenses, which amounted to $78 thousand during the six months ended June 30, 2025, compared to $102 thousand during the six months ended June 30, 2024. Subcontractors expenses have decreased as the company is approaching the final stages of its current pilot project.

General and administrative costs

General and administrative costs for the six months ended June 30, 2025, amounted to $337 thousand, compared to $214 thousand for the six months ended June 30, 2024. The increase is mainly due to higher audit and legal expenses.

Results of Operations for the three months ended June 30, 2025 and June 30, 2024

Operating Expenses

Our current operating expenses consist of two components — research and development costs, net, and general and administrative costs. We have not generated revenues for the three months ended June 30, 2025, and June 30, 2024, respectively.

Research and development costs, net

Research and development costs, net for the three months ended June 30, 2025, amounted to $73 thousand, compared to $85 thousand for the three months ended June 30, 2024. The decrease is mainly due to the decrease in subcontractors expenses, which amounted to $32 thousand during the three months ended June 30, 2025, compared to $45 thousand during the three months ended June 30, 2024. Subcontractors expenses have decreased as the company is approaching the final stages of its current pilot project.

General and administrative costs

General and administrative costs for the three months ended June 30, 2025, amounted to $188 thousand, compared to $96 thousand for the three months ended June 30, 2024. The increase is mainly due to higher audit and legal expenses.

Other income

The other income of $1,287 represents the pre-tax gain recognized from the remeasurement at fair value of CR Ltd.’s pre-existing equity investment in Revoltz. This remeasurement occurred as part of the business combination achieved in stages.

Liquidity and Capital Resources

As of June 30, 2025, and December 31, 2024, the Company’s cash balance was $114 thousand and $175 thousand, respectively.

As of June 30, 2025, and December 31, 2024, the Company’s total assets were $7,649 thousand and $332 thousand, respectively.

As of June 30, 2025, the Company had total liabilities of $1,390 thousand that consisted of $449 thousand in accounts payable and other current liabilities, $472 thousand in short term loans, $434 thousand in payables to related parties, and $35 thousand in other non-current liabilities.

As of December 31, 2024, the Company had total liabilities of $945 thousand that consisted of $328 thousand in accounts payable and other current liabilities, $172 thousand in payables to related parties, $32 thousand in other non-current liabilities and $413 thousand in short term loans.

As of June 30, 2025, the Company had a negative working capital of $1,147 thousand. As of December 31, 2024, the Company had negative working capital of $654 thousand.

On June 8, 2025, the Company entered into the Facility Agreements with the Lenders pursuant to which the Company may draw down the Facility Loan Amount from time to time, in whole or in part, upon the Company’s request, from the period beginning on the Uplist Date and ending on the earlier to occur of (i) such date that the Facility Loan Amount has been drawn down in full and (ii) upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million. For additional information, see “Overview of our Performance and Operations—Recent Developments—Credit Facility.”

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

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	June 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Current Assets	$208	$259
Current Liabilities	1,355	913
Working Capital (deficit)	$(1,147)	$(654)

Cash Flows

	Six months ended June 30,
	2025	2024

Cash flows used in operating activities	$(366)	$(232)
Cash flows provided by (used in) investing activities	2	(4)
Cash flows provided by financing activities	296	266
Net increase (decrease) in cash during the period	$(68)	$30

Cash Flows from Operating Activities

During the six months ended June 30, 2025, we had negative cash flow from operations of $366 thousand compared to a negative cashflow of $232 thousand for the six months ended June 30, 2024. The increase resulted mainly from an increase in operating loss and changes in non-cash working capital.

Cash Flows from Investing Activities

During the six months ended June 30, 2025, we had positive cash flow from investing activities in the amount of $2 thousand, compared to negative cash flow of $4 cash flow from investing activities for the six months ended June 30, 2024. The positive cash flow is due to the newly consolidated cash balance of Revoltz.

Cash Flows from Financing Activities

During the six months ended June 30, 2025, we had a positive cash flow from financing activities of $296 thousand, compared to $266 thousand for the six months ended June 30, 2024. The increased cash flow from financing activities in the six months ended June 30, 2025, resulted mainly from the issuance of shares of common stock in a private placement offering for a total of $306 thousand.

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

Other Contractual Obligations

As of June 30, 2025, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of June 30, 2025.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three-and-six months ended June 30, 2025, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three-and-six months ended June 30, 2025, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the six months period ended June 30, 2025, that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended June 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

CHARGING ROBOTICS INC.

Date: August 13, 2025	By:	/s/ Hovav Gilan
		Name:	Hovav Gilan
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Gadi Levin
		Name:	Gadi Levin
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)