Form 10-Q
period 2025-09-30
Charging Robotics Inc.
filed 2025-11-14
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of September 30, 2025, and November 13, 2025, there were 11,246,252 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

As of September 30, 2025

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of September 30, 2025

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands
(Except share and per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$47	$175
Other accounts receivable	122	20
Loan to an affiliate (note 3)	-	64
Total current assets	169	259

Non-current assets:
Goodwill (note 3)	7,377	-
Fixed assets, net	2	-
Investment in an affiliate (note 3)	-	73
Other non-current assets	62	-
Total non-current assets	7,441	73

TOTAL ASSETS	$7,610	$332

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$121	$81
Other current liabilities	443	247
Short term loans	801	413
Payables to related parties (Note 4)	183	172
Total current liabilities	1,548	913

Non-current liabilities:
Other non-current liabilities	$36	$32

Total liabilities	$1,584	$945

Stockholders’ equity (deficit) (Note 5):
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.0001, 50,000,000 shares authorized, 11,246,252 shares issued and outstanding as of September 30, 2025 and 9,564,351 shares issued and outstanding as of December 31, 2024	1	1
Additional paid-in capital	5,170	2,324
Accumulated other comprehensive loss	(20)	(30)
Accumulated deficit	(2,704)	(2,908)
The Company’s stockholders’ equity (deficit)	2,447	(613)

Non-controlling interests	3,579	-
Total stockholders’ equity (deficit)	6,026	(613)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$7,610	$332

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Nine months ended		Three months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024

Research and development costs, net	$267	$226	$122	$78
General and administrative costs	771	320	434	107
Total operating expenses	(1,038)	(546)	(556)	(185)

Operating loss	(1,038)	(546)	(556)	(185)

Other income (note 3d)	1,287	-	-	-
Financial expenses, net	(93)	(4)	(26)	(7)
Net income (loss)	156	(550)	(582)	(192)
Equity in losses from investment in affiliate	(42)	(30)	-	(7)
Net income (loss) for the period	114	(580)	(582)	(199)

Net loss attributable to non-controlling interest	(90)	-	(90)	-
Net income (loss) attributable to the Company	204	(580)	(492)	(199)

Other comprehensive income (loss)	10	(2)	-	1
Total comprehensive income (loss)	124	(582)	(582)	(198)

Comprehensive loss attributable to non-controlling interests	(90)	-	(90)	-
Comprehensive income (loss) attributable to the Company	214	(582)	(492)	(198)

Basic and diluted income (loss) per common stock	0.02	(0.06)	(0.04)	(0.02)
Weighted average common stock outstanding	10,260,100	9,152,228	11,246,252	9,152,228

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Common Stock			Additional Paid in	Receipt on Account of	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholder's Equity
	Number	Amount		Capital	Shares	Loss	Deficit	Interests	(Deficit)
Balance as of January 1, 2025	9,564,351	$1		$2,324	$-	$(30)	$(2,908)	$-	$(613)

Receipt on account of shares	-	$-		-	50	-	-	-	50
Issuance of common stock in a private placement offering	296,899	(*	)	306	(50)	-	-	-	256
Acquisition of Revoltz	1,385,002	-		2,324	-	-	-	3,474	5,798
Issuance of warrants	-	-		62	-	-	-	-	62
Transactions with non-controlling interests	-	-		154	-	-	-	195	349
Total comprehensive income	-	-		-	-	10	204	(90)	124
Balance as of September 30, 2025	11,246,252	$1		$5,170	$-	$(20)	$(2,704)	$3,579	$6,026

(*)	Less than $1

	Common Stock		Additional Paid in	Receipt on Account of	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholder's Equity
	Number	Amount	Capital	Shares	Loss	Deficit	Interests	(Deficit)
Balance as of July 1, 2025	11,246,252	$1	$5,001	$-	$(20)	$(2,212)	$3,489	$6,259
Transactions with non-controlling interests	-	-	169	-	-	--	180	349

Total comprehensive income	-	-	-	-	-	(492)	(90)	(582)
Balance as of September 30, 2025	11,246,252	$1	$5,170	$-	$(20)	$(2,704)	$3,579	$6,026

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Loss	Deficit	Deficit

Balance as of January 1, 2024	9,152,228	$1	$1,918	$(27)	$(1,966)	$(74)
Stock-based compensation	-	-	22	-	-	22
Total comprehensive loss	-	-	-	(2)	(580)	(582)
Balance as of September 30, 2024	9,152,228	$1	$1,940	$(29)	(2,546)	$(634)

	Common Stock		Additional Paid in	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Number	Amount	Capital	Loss	Deficit	Deficit

Balance as of July 1, 2024	9,152,228	$1	$1,939	$(30)	$(2,347)	$(437)
Stock-based compensation	-	-	1	-	-	1
Total comprehensive loss	-	-	-	1	(199)	(198)
Balance as of September 30, 2024	9,152,228	$1	$1,940	$(29)	(2,546)	$(634)

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Nine months ended		Three months ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
CASH FLOWS FROM OPERATING ACTIVITIES:

Net profit (loss)	114	(580)	$(582)	(199)
Adjustments to reconcile net loss to net cash (used) in operating activities:
Transactions with non-controlling interests	89	-	89	-
Stock-based compensation expense	-	22	-	1
Equity in losses from investment in affiliate	42	30	-	7
Non-cash interest expenses (income)	68	(2)	21	13
Gain from revaluation of investment in an affiliate	(1,287)	-	-	-
Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	(26)	24	(28)	(5)
Increase in payables to related parties	100	62	(162)	15
Increase (decrease) in accounts payable	65	(12)	48	(11)
Increase (decrease) in other current liabilities	90	81	238	36
Increase in other non-current liabilities	4	-	1	-
Net cash used in operating activities	(741)	(375)	(375)	(143)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in intangible asset		(4)	-	-
Acquisition of Revoltz	2	-	-	-
Net cash provided by (used in) investing activities	2	(4)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans received	308	292	308	91
Loans to an affiliate	(10)	-	-	-
Receipt on account of shares	-	85	-	20
Proceeds from issuance of common stock in a private placement offering	306	-	-	-
Net cash provided by financing activities	604	377	308	111

Net decrease in cash	(135)	(2)	(67)	(32)
Effect of changes in foreign exchange rates	7	-	-	-

Cash at beginning of period	175	8	114	38
Cash at end of period	47	$6	47	6

NON-CASH TRANSACTIONS:
Acquisition of Revoltz
Working capital other than cash	$197	$-	-	-
Fixed assets, net	(2)	-	-	-
Non-controlling interests	3,474	-	-	-
Goodwill	(7,377)	-	-	-
Gain on previously held equity investment in Revoltz	1,287		-
Derecognition of investment in an affiliate	2,423	-	-	-
Total cash from investment in newly consolidated subsidiary	$2	-	-	-

Derecognition of a liability against transaction with non-controlling interests	260	-	260	-

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

On September 29, 2025, the OTC Markets approved a voluntary application submitted by the Company to transfer the listing of the Company’s shares of common stock from the OTC Markets, Pink Tier to the OTCID Basic Market. The Company’s common stock began trading on the OTCID Basic Market at the opening of business on September 30, 2025 under the symbol “CHEV”.

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

C.	In addition to the acquisition detailed above, during the nine months ended September 30, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering total proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

D.

On June 8, 2025, the Company entered into facility loan agreements (the “Facility Loan Agreements”) with two lenders pursuant to which the Company may draw down from time to time in whole or in part, upon its request, an amount of up to $1,500 from each lender, for a maximum total of $3,000, from the period beginning on the effectiveness date of an uplisting of the Company’s shares of common stock to a national securities exchange (the “Uplist Date”), unless otherwise agreed to by the lenders to permit a drawdown prior to the Uplist Date, and ending on the earlier to occur of (i) such date that facility loan amount has been drawn down in full and (ii) upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million. The interest on the Facility Loan Agreements is 12% per annum. As of September 30, 2025, the Company drew down $308 from the Facility Loan Agreements.

As part of the Facility Loan Agreements, the Company issued 100,000 warrants to each of the two lenders (the “Facility Warrants”), for an aggregate of 200,000 Facility Warrants. The Facility Warrants will become exercisable on the Uplist Date, have an exercise price of $15 per share and have a term of 5 years from the Uplist Date.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

E.

The condensed consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and meet its obligations in the normal course of business for the foreseeable future.

Since its inception, the Company has devoted substantially all its efforts to research and development. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of September 30, 2025, the Company had an accumulated deficit of approximately $2,704. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

Operating results for the nine months ended September 30, 2025, are not necessarily indicative of the results that may be expected for the year ending December 31, 2025.

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

b.	As part of the Exchange Agreement, the Company and Revoltz signed a monthly funding letter (the “Funding Letter”) that became effective upon the Closing of the transactions contemplated by the Exchange Agreement. According to the Funding Letter, the Company agreed to provide Revoltz monthly funding in the amount of $25 per month until the earlier of: (i) a period of 24 months, and (ii) termination of the appointment of Revoltz’s CEO.

c.	The following table summarizes the equity method accounting for the investment in Revoltz:

Balance, January 1, 2024	$110
Equity in losses	(36)
Foreign currency translation	(1)
Balance, December 31, 2024	73
Equity in losses	(42)
Foreign currency translation	3
Balance, June 24, 2025 (Unaudited)	$34

d.	The table below summarizes the fair value of the consideration transferred to acquire Revoltz:

(Unaudited)
Fair value of previously held equity method investment	$1,321
Issuance of shares	2,325
Loan converted into shares	65
Non-controlling interests	3,474
Total purchase consideration	$7,185

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

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

(Unaudited)
Total purchase consideration	$7,185

Net assets acquired
Tangible assets
Cash	$(32)
Other assets	(77)

Liabilities and other	301
Net book value of tangible assets	192
Intangible assets
Technology	-
Total intangible assets	-
Goodwill	7,377
Total net assets acquired	$7,185

NOTE 4 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties other than the credit line facility (see note 1D).

Payables to related parties:

	September 30,	December 31,
	2025	2024
	(Unaudited)	(Audited)
Consulting Fees to executive officers	$15	$26
Directors	108	88
Xylo (see note 4c)	60	58
	$183	$172

b.	The Company currently operates out of an office of a related party free of rent.

c.	As of January 1, 2023, CR Ltd. owed to Xylo Technologies Ltd. (“Xylo”), a related party, who held the majority of the Company’s common stock, $550 (the “Xylo Loan”). The Xylo Loan bears interest in accordance with section 3(i) of the Israeli tax code (6.91% annually during 2024) and no fixed date for repayment has been determined. On January 1, 2023, CR Ltd. and Xylo signed an agreement to amend the terms of the Xylo Loan (the “Xylo Loan Agreement”). Pursuant to the Xylo Loan Agreement, the interest rate remains unchanged, and the principal and interest is payable in cash or shares, or a combination thereof by June 30, 2023. On April 4, 2023, the Xylo Loan balance was $553. $509 of the Xylo Loan was converted into 28 shares of CR Ltd. (representing 1,206,834 shares of the Company) and the remaining Xylo Loan balance is payable in cash. The Company is in discussions with Xylo to extend the repayment date of the remaining Xylo Loan balance.As of July 24, 2025, Xylo in no longer a related party of the company.

d.	On August 18, 2025, Revoltz signed an employment agreement with its chief executive officer (the “Revoltz CEO”) pursuant to which the Revoltz CEO is engaged by Revoltz on a full-time basis. Previously, the Revoltz CEO was employed by Revoltz under a consultant service agreement. Pursuant to the to the agreement, following the completion of the uplisting of the Company’s shares of common stock the Nasdaq Stock Market (the “Uplist”), the Revoltz CEO shall be entitled to participate in the Company 2023 Equity Incentive Plan. The Revoltz CEO be granted an aggregate of 491,547 restricted stock units (“RSUs”) consisting of (i) 196,619 RSUs, which shall vest in fully immediately upon the completion of the Uplist and (ii) 294,928 RSUs shall vest equally on an annual basis, 1/3 at the end of each 12 month period after the Uplist. In connection with the entry in the employment agreement, the Revoltz CEO waived all claims or demands against Revoltz, the Company or any of their officers, directors, or stockholders, in connection with any services previously provided by him to Revoltz up to the effective date of the employment agreement. The Revoltz CEO further irrevocably confirmed that no sums are owed to him in connection with the performance or termination of any such past services, including, without limitation, expense reimbursements, and any debts.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 5 – COMMON STOCK AND PREFERRED STOCK

a.	As of September 30, 2025, and December 31, 2024, the Company’s share capital is composed as follows:

	September 30, 2025		December 31, 2024
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Shares of common stock (“Shares”)	50,000,000	11,246,252	50,000,000	9,564,351
Preferred shares	10,000,000	-	10,000,000	-

On December 2, 2024, the Company amended its Certificate of Incorporation and decreased the number of authorized shares to 60,000,000 shares with a par value of $0.0001 of which 50,000,000 shares are common stock with a par value of $0.0001 and 10,000,000 shares are preferred shares with a par value of $0.0001.

There were no preferred shares outstanding as of September 30, 2025, and December 31, 2024.

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

During the nine months ended September 30, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering total proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

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

As of September 30, 2025, and December 31, 2024, there are no outstanding options in the Company

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

The table below summarizes the significant expense categories regularly reviewed by the CODM for the three-and nine months ended September 30, 2025, and 2024:

	Nine months ended September 30, 2025
	Unaudited
	Charging Technology	Revoltz Technology	Total

Research and development costs, net	$(203)	(64)	$(267)
General and administrative costs	(643)	(128)	(771)

Share in loss of affiliate	(42)	-	(42)
Other income	1,287	-	1,287
Financial expenses, net	(93)	-	(93)

Profit (loss)	306	(192)	114

	Nine months ended September 30, 2024
	Unaudited
	Charging Technology	Total

Research and development costs, net	$(226)	$(226)
General and administrative costs	(320)	(320)

Share in loss of affiliate	(30)	(30)

Financial income, net	(4)	(4)
Loss	(580)	(580)

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

	Three months ended September 30, 2025
	Unaudited
	Charging Technology	Revoltz Technology	Total

Research and development costs, net	$(58)	(64)	$(122)
General and administrative costs	(306)	(128)	(434)

Financial expenses, net	(26)	-	(26)

Loss	(390)	(192)	(582)

	Three months ended September 30, 2024
	Unaudited
	Charging Technology	Total

Research and development costs, net	$(78)	$(78)
General and administrative costs	(107)	(107)

Share in loss of affiliate	(7)	(7)

Financial expenses, net	(7)	(7)

Loss	(199)	(199)

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

Recent Developments

Private Placement

During the nine months ended September 30, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering total proceeds of $306 thousand. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

Credit Facility

On June 8, 2025, the Company entered into facility agreements for up to $3.0 million (the “Facility Loan Amount”) credit facility (the “Credit Facility”) with certain lenders (the “Lenders” and the “Facility Agreement”, respectively).

The Company may draw down the Facility Loan Amount from time to time, in whole or in part, upon the Company’s request, from the period beginning on the effectiveness date of an uplisting of the Company’s shares of common stock to a national securities exchange (the “Uplist Date”), unless otherwise agreed to by the Lenders to permit a drawdown prior to the Uplist Date, and ending on the earlier to occur of (i) such date that the Facility Loan Amount has been drawn down in full and (ii) upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million.

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

As of September 30, 2025, the Company drew down $308 thousand from the Facility Loan Agreements.

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

Securities Exchange Agreement

On June 24, 2025, the Company entered into a securities exchange agreement (the “Agreement”) with Revoltz Ltd., an Israeli company (“Revoltz”), and three shareholders   of Revoltz (the “Revoltz Shareholders”), pursuant to which the Company issued to the Revoltz Shareholders an aggregate of 12.35% of its issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of the Company’s common stock, in exchange for 32.74% of Revoltz’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 37,476 Revoltz ordinary shares (the “Acquisition”). The Acquisition closed on June 26, and resulted in Revoltz becoming a majority-owned subsidiary of the Company. Revoltz was consolidated into the Company’s financial statements as of June 24, 2025.

Results of Operations for the nine months ended September 30, 2025 and September 30, 2024

Operating Expenses

Our current operating expenses consist of two components – research and development costs, net, and general and administrative costs. We have not generated revenues for the nine months ended September 30, 2025, and September 30, 2024, respectively.

Research and development costs, net

Research and development costs, net for the nine months ended September 30, 2025, amounted to $267 thousand, compared to $226 thousand for the nine months ended September 30, 2024. The increase is mainly due to the increase in expenses resulting from the consolidation of Revoltz into the Company’s financial statements following the Acquisition.

General and administrative costs

General and administrative costs for the nine months ended September 30, 2025, amounted to $771 thousand, compared to $320 thousand for the nine months ended September 30, 2024. The increase is mainly due to higher consulting, audit and legal expenses in connection with a potential uplisting of the Company’s shares of common stock to the Nasdaq Capital Market.

Other income

The other income of $1,287 represents the pre-tax gain recognized from the remeasurement at fair value of a pre-existing equity investment in Revoltz made by the Company’s wholly-owned subsidiary, Charging Robotics Ltd. This remeasurement occurred as part of the business combination achieved in stages.

Results of Operations for the three months ended September 30, 2025 and September 30, 2024

Operating Expenses

Our current operating expenses consist of two components – research and development costs, net, and general and administrative costs. We have not generated revenues for the three months ended September 30, 2025, and September 30, 2024, respectively.

Research and development costs, net

Research and development costs, net for the three months ended September 30, 2025, amounted to $122 thousand, compared to $78 thousand for the three months ended September 30, 2024. The increase is mainly due to the increase in expenses resulting from the consolidation of Revoltz into the Company’s financial statements following the Acquisition.

General and administrative costs

General and administrative costs for the three months ended September 30, 2025, amounted to $434 thousand, compared to $107 thousand for the three months ended September 30, 2024. The increase is mainly due to higher consulting, audit and legal expenses in connection with a potential uplisting of the Company’s shares of common stock to the Nasdaq Capital Market.

Liquidity and Capital Resources

As of September 30, 2025, and December 31, 2024, the Company’s cash balance was $47 thousand and $175 thousand, respectively.

As of September 30, 2025, and December 31, 2024, the Company’s total assets were $7,610 thousand and $332 thousand, respectively.

As of September 30, 2025, the Company had total liabilities of $1,584 thousand that consisted of $564 thousand in accounts payable and other current liabilities, $801 thousand in short term loans, $183 thousand in payables to related parties, and $36 thousand in other non-current liabilities.

As of December 31, 2024, the Company had total liabilities of $945 thousand that consisted of $328 thousand in accounts payable and other current liabilities, $172 thousand in payables to related parties, $32 thousand in other non-current liabilities and $413 thousand in short term loans.

As of September 30, 2025, the Company had a negative working capital of $1,379 thousand. As of December 31, 2024, the Company had negative working capital of $654 thousand.

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

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	September 30, 2025	December 31, 2024
	(Unaudited)	(Audited)

Current Assets	$169	$259
Current Liabilities	1,548	913
Working Capital (deficit)	$(1,379)	$(654)

Cash Flows

	Nine months ended September 30,
	2025	2024

Cash flows used in operating activities	$(741)	$(375)
Cash flows provided by (used in) investing activities	2	(4)
Cash flows provided by financing activities	604	377
Net increase (decrease) in cash during the period	$(135)	$(2)

Cash Flows from Operating Activities

During the nine months ended September 30, 2025, we had negative cash flow from operations of $741 thousand compared to a negative cashflow of $375 thousand for the nine months ended September 30, 2024. The increase resulted mainly from gain from revaluation of investment in an affiliate and changes in operating assets and liabilities.

Cash Flows from Investing Activities

During the nine months ended September 30, 2025, we had positive cash flow from investing activities in the amount of $2 thousand, compared to negative cash flow of $4 cash flow from investing activities for the nine months ended September 30, 2024. The positive cash flow is due to the newly consolidated cash balance of Revoltz.

Cash Flows from Financing Activities

During the nine months ended September 30, 2025, we had a positive cash flow from financing activities of $604 thousand, compared to $377 thousand for the nine months ended September 30, 2024. The increased cash flow from financing activities in the nine months ended September 30, 2025, resulted mainly from the issuance of shares of common stock in a private placement offering for a total of $306 thousand and $308 thousand proceeds from short term loans received.

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

Other Contractual Obligations

As of September 30, 2025, we did not have any contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, because of the Company’s limited resources and lack of employees, management, including the Company’s chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of September 30, 2025.

Management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. Management of the Company believes that these material weaknesses are due to the small size of the Company’s outsourced accounting staff. The small size of the Company’s accounting outsourced staff may prevent adequate controls in the future due to the cost/benefit of such remediation. As part of the Company’s ongoing remediation plan, as previously announced in its most recent Annual Report on Form 10-K, the Company has hired additional accounting staff and also engaged an external financial consultant.

To mitigate the current limited resources and limited employees, we rely heavily on direct management oversight of transactions, along with the use of external legal and accounting professionals. As we grow, we expect to increase our number of employees, which will enable us to implement adequate segregation of duties within the internal control framework.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three-and-nine months ended September 30, 2025, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three-and-nine months ended September 30, 2025, are fairly stated, in all material respects, in accordance with GAAP.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the nine months period ended September 30, 2025, that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended September 30, 2025, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

CHARGING ROBOTICS INC.

Date: November 14, 2025	By:	/s/ Yakov Baranes
		Name:	Yakov Baranes
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tali Dinar
		Name:	Tali Dinar
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)