Form 10-K
period 2025-12-31
Charging Robotics Inc.
filed 2026-03-23
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

+972-3-717-5777

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $56.1 million.

The number of shares of common stock outstanding as of December 31, 2025, was 11,246,252

Documents Incorporated by Reference: None.

i

PART I

In this Annual Report on Form 10-K, unless the context requires otherwise, the terms “we,” “our,” “us,” “the Company,” or “Charging Robotics” refer to Charging Robotics Inc. (formerly Fuel Doctor Holdings, Inc.), a Delaware corporation, its wholly-owned subsidiary, Charging Robotics Ltd., an Israeli company, and its majority-owned subsidiary, Revoltz Ltd., an Israeli company. References to “CR Israel” refer to Charging Robotics Ltd. and references to “Revoltz” refer to Revoltz Ltd.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Annual Report on Form 10-K for the year ended on December 31, 2025, are translated using the rate of NIS 3.19 to $1.00, based on the exchange rate reported by the Bank of Israel on that date.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements.” In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “could”, “expects”, “plans”, “intends”, “anticipates”, “believes”, “estimates”, “predicts”, “potential” or “continue” or the negative of such terms and other comparable terminology. These forward-looking statements include, without limitation, statements about our market opportunity, our strategies, competition, expected activities and expenditures as we pursue our business plan, and the adequacy of our available cash resources. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Actual results may differ materially from the predictions discussed in these forward-looking statements. The economic environment within which we operate could materially affect our actual results. Additional factors that could materially affect these forward-looking statements and/or predictions include, among other things: the economic environment within which we operate; the Company’s need for and ability to obtain additional financing; security, political and economic instability in the Middle East that could harm our business, including due to the security situation in Israel; and the demand for the Company’s products, and other factors over which we have little or no control; and other factors discussed in the Company’s filings with the Securities and Exchange Commission (“SEC”).

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

ITEM 1. BUSINESS

About Charging Robotics

Charging Robotics is engaged in the development, production and installation of wireless charging systems for various applications. The current focus of the company is wireless charging systems for electric vehicles (EVs) in robotic parking systems. The Company believes that this technology addresses a significant need, as cable-based charging systems are not feasible in these types of parking systems.

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

Our current product, for which we have received initial orders from 3 different Automatic Parking Facilities (APS) suppliers, is a system for wireless charging of EV in APSs. We believe that this product solves a big problem inherent to APS. Since the parking area is not accessible, the driver cannot connect a charging cable when the car is parked in its final position. Upon arrival at the APS, the driver parks the EV on a plate used by the APS to transport the EV to the final parking location. The EV remains on the plate until it is retrieved by the APS when the driver wants to leave the parking. When a driver parks the EV on this plate, they connect a regular charging cable between the EV charging port and a socket installed on the plate. We pre install a wireless electricity receiver on this plate and a wireless electricity transmitter in the final parking position. As the plate and the EV arrive at the final parking position, the system senses the transmitter and receiver are in proximity and the charging process begins. The electricity is transmitted between the building and the plate in a wireless manner – over a distance of about 40mm. The entire process is automatic. Our system is installed in two parts. The electricity receiving component is installed on the plate and consists of a receiving coil and supporting electronics and a socket where the driver connects a cable to the charging socket of the EV. The system’s transmitting component is installed in the APS facility and consists of a transmitting coil and the supporting electronics. As the driver parks the EV and connects the cable from the plate to the EV, he initiates the charging process using our mobile application. Once initiated, the system goes into standby mode. Upon the plate arriving at its final parking location, charging of the EV begins. When the plate and EV are in the final parking position, the transmitting coil and the receiving coil are in proximity and by way of electromagnetic induction, electricity passes from the stationary part (transmitting) of the system to the moving (receiving) part of the system. This enables the charging of EVs in places where drivers cannot enter and manually connect a plug. We have received orders for this system from 3 different customers, all APS providers in Israel. These customers include Electra parking solutions, Parkomot and Parking Design. Electra placed an order for 2 systems (each consists of 1 transmitter and 1 receiver) which will be installed in 2 parking locations, Parkomot for 1 system and parking design for 12 systems. One of the Electra systems has been installed in a robotic (automatic) parking system in Tel Aviv. The system started initial testing and additional tests will be done once the parking facility is complete and can accommodate electric vehicles. We are waiting for the parking facility to be ready to accommodate vehicles. This is required in order to complete the testing of our system. In parallel, we have used the time to conduct tests of the system in our laboratory and gain more experience and reduce risks by conducting in-house testing of our system. The Parkomot system is expected to be installed by the end of 2026. The system ASP (average selling price) is about $3,000 US. Since our product is installed in a parking facility, which is a part of a large infrastructure project, we are dependent upon completion of all buildings and the parking facilities before we can complete the installation of our system.

On April 24, 2021, Charging Robotics invested $250,000 and purchased 19.99% of the share capital of Revoltz Ltd. (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets. On June 24, 2025, Charging Robotics entered into a securities exchange agreement (the “Exchange Agreement”) with Revoltz, and three shareholders of Revoltz (the “Revoltz Shareholders”), pursuant to which Charging Robotics issued to the Revoltz Shareholders an aggregate of 12.3% of its issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of Charging Robotics’s common stock, in exchange for 32.74% of Revoltz’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 37,476 Revoltz ordinary shares (the “Acquisition”). The Acquisition closed on June 26, 2025 and resulted in Revoltz becoming a majority-owned subsidiary of Charging Robotics. Revoltz was consolidated into Charging Robotics’s financial statements as of June 24, 2025.

On March 27, 2024, Revoltz announced a $2.7 million exclusive distribution agreement with the completion of the first batch production of 50 PORTO Micro-Mobility EVs for the last-mile delivery market. Completing the production is a significant step in Revoltz’s preparation for its first shipment in accordance with the distribution agreement it signed this past year. On April 10, 2025, Revoltz announced the official launch of its commercial phase in Israel for the PORTO EV by delivering the first 50 units to its exclusive distributor in Israel, initiating sales operations across key urban centers. Also in April 2025, Revoltz secured its first institutional client for the PORTO EV, a prominent logistics provider that will integrate PORTO EVs into its urban delivery fleet, and also installed a system for wireless charging of electric vehicles with a leading supplier of robotic parking facilities, which is intended to be used for charging EVs while reporting charge data to the cloud and managing the charging process based on available electricity and customer needs.

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

Investment in Electric Micro Delivery Last-Mile Delivery Market

We are leveraging our unique experience in wireless charging systems for electric vehicles for electric micro vehicles tailored for last-mile delivery. The electric micro delivery and last-mile delivery market encompasses electric vehicles and related technologies designed to support the final stage of goods transportation from distribution hubs to end customers, primarily in urban and densely populated areas. This market includes electric cargo bicycles, scooters, compact electric delivery vehicles, and supporting charging and fleet-management infrastructure used to transport small parcels and goods over short distances.

Last-mile vehicles are the critical link in this evolving logistics chain. Unlike long-haul trucks and shipping networks that move goods efficiently over large distances, last-mile vehicles are specifically optimized for delivery speed, route flexibility, and accessibility in complex urban landscapes. They include a broad range of form factors—from compact vans and three-wheel electric vehicles to autonomous ground robots and cargo e-bikes. Their design priorities focus on minimizing operational cost per delivery, reducing traffic footprint, and navigating narrow streets, residential areas, and high-density population centers with agility and efficiency.

The demand for innovative last-mile solutions is also driven by sustainability goals. Traditional delivery trucks contribute significantly to urban congestion, noise pollution, and carbon emissions. With growing regulatory pressure and corporate commitments to environmental responsibility, logistics providers and retailers alike are investing heavily in electric and zero-emission last-mile fleets. These solutions not only reduce environmental impact, but also lower fuel and maintenance costs, improve air quality in urban neighborhoods, and align with municipal policies aimed at curbing emissions from transport sectors.

This widespread electrification significantly elevates the importance of automated charging solutions. Automated charging systems—such as robotic plug-in chargers, wireless charging pads, or fully autonomous docking stations—enable vehicles to recharge with minimal human intervention, ensuring consistent energy replenishment while reducing downtime and operational complexity.

For autonomous and semi-autonomous last-mile vehicles, automated charging is not just an efficiency upgrade but a functional requirement. Vehicles designed to operate continuously across extended delivery windows must be able to return to charging stations, align themselves precisely, and recharge without human assistance. This capability allows fleet operators to scale deployments, operate around the clock, and optimize fleet utilization in dense urban environments where space, labor, and time are constrained.

In this context, automated charging solutions become a critical enabler of the last-mile ecosystem. They support the economic viability of electric fleets, improve energy management, and integrate seamlessly with digital fleet platforms that schedule charging based on route planning, battery health, and demand forecasting. As cities push toward zero-emission logistics and delivery volumes continue to rise, the convergence of electric last-mile vehicles and automated charging infrastructure will play a decisive role in shaping the future of urban mobility and delivery networks.

By investing in Revoltz, we see not just an investment in a high demand, fast growing market of small electrical vehicles we also expect a synergy to happen by providing our charging technology and integrate it as part of the infrastructure that adopts Revoltz vehicles.

As of March 19, 2026, we hold a 51.07% stake in Revoltz, an innovative hi-tech company developing high-end mini electric vehicles for single-rider transportation focused on the last-mile delivery market.

On June 24, 2025, Charging Robotics entered into the Exchange Agreement with Revoltz, and three Revoltz Shareholders, pursuant to which Charging Robotics issued to the Revoltz Shareholders an aggregate of 12.3% of its issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of Charging Robotics’s common stock, in exchange for 32.74% of Revoltz’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 37,476 Revoltz ordinary shares. The Acquisition closed on June 26, 2025 and resulted in Revoltz becoming a majority-owned subsidiary of Charging Robotics.

According to Research and Markets, the global electric last-mile delivery market was estimated to be approximately $29.17 billion in 2024 and and is projected to reach $139.41 billion by 2033, growing at a CAGR of 19.4%, driven by rising e-commerce demand and stringent urban emission regulations. Demand for electric micro delivery solutions has increased in recent years, driven by the continued growth of e-commerce, rising consumer expectations for rapid and flexible delivery options, and increasing regulatory and commercial focus on reducing vehicle emissions, noise, and congestion in urban environments. Electric micro delivery vehicles are generally well-suited for short, high-frequency delivery routes due to their lower operating costs, reduced environmental impact, and ability to navigate congested city streets more efficiently than traditional internal combustion engine vehicles.

With groundbreaking design and engineering, Revoltz is creating high-end, mini electric vehicle’s, that bring innovation and truly elevate single rider transportation, briding ridge the gap between the traditional automotive world and the emerging style of micro mobility vehicles. Revoltz’s flagship product, the PORTO EV, is a compact, high-function electric micro-vehicle engineered to support efficient, sustainable delivery operations in dense urban environments by combining robust cargo capacity, full-day operational range on a single charge, and agile handling tailored to congested city settings.

In early 2025, Revoltz received approval from the Israeli Standards Institute to sell and market the PORTO EV micro-vehicle in Israel, enabling operation without a driver’s license for users aged 16 and over and facilitating broader commercial adoption in urban markets. Shortly thereafter, the company delivered its first commercial units as part of a multi-year distribution agreement and has since reached notable sales milestones, including the sale of 30 PORTO EV units to customers in Israel by October 2025. These developments reflect the company’s transition from product development into active commercial deployment and initial market penetration.

Revoltz’s business is concentrated primarily in the Israeli market, where it has secured distribution partnerships and begun scaling operations with local logistics customers. The company continues to explore opportunities to expand its presence internationally and to serve a broader range of commercial delivery fleets seeking compact, zero-emission transportation solutions.

Government Regulation

We are subject to the same regulations as regular charging stations. Since governments are globally playing a major role in the growth of the EV Supply Equipment market, as they mandate policies and set targets related to the adoption of EVs and charging infrastructure, there are markets where more regulation has the potential to positively impact our growth and success. Our automated parking systems and electric vehicle (“EV”) charging solutions must comply with applicable laws, regulations, standards and permitting requirements relating to construction, electrical systems, product safety, environmental matters and data protection. Compliance with these requirements may increase costs, require design or operational modifications and result in delays in project execution or system deployment. We intend to focus on these markets and countries where we believe regulation could boost adoption of our solution and our sales.

Building, Zoning and Construction Regulation

The installation and operation of automated parking systems and EV charging infrastructure are subject to building codes, zoning regulations, planning laws and permitting requirements that vary by jurisdiction. Projects typically require approvals from local or regional authorities and may be subject to inspections and ongoing compliance obligations.

Applicable regulations may impose constraints on system design, structural specifications, accessibility requirements and integration with existing buildings or infrastructure. Differences in local interpretation or changes in applicable regulations could result in increased costs, project delays or limitations on deployment.

Electrical, Grid Connection, Utility Interconnection and Charging Regulation

Our EV charging solutions and automated parking systems that incorporate charging functionality are subject to electrical safety standards, grid interconnection requirements and other regulations governing electrical installations. Compliance may require certifications, coordination with utilities or grid operators and adherence to technical standards applicable to charging equipment and energy usage, such as compliance with grid codes (voltage stability, frequency tolerance), power quality standards (harmonics, power factor), load management and demand response capability (in some markets) Regulatory developments relating to EV charging infrastructure, including standards for interoperability, pricing transparency and consumer protections, could affect system specifications, pricing models or deployment strategies.

Product Safety and Equipment Regulation

Our automated parking systems involve mechanical, electrical and software-controlled equipment and are subject to applicable product safety, machinery and workplace safety regulations. These requirements govern system design, manufacturing, installation, operation and maintenance such as : Compliance with recognized electrical safety standards (e.g., IEC, UL, EN), protection against overcurrent, short circuits, ground faults, and overheating, safe enclosure design (ingress protection, insulation, grounding) and certification by accredited testing laboratories Failure to comply could result in required modifications, operational restrictions, liability exposure or reputational harm.

Environmental Regulation

Our operations and installations are subject to environmental laws and regulations relating to construction activities, waste management, noise and the handling, storage and disposal of certain materials. Compliance with environmental requirements may increase project costs or affect installation and operating timelines.

Data Protectionand Cybersecurity

Our systems rely on software platforms that collect, transmit and process operational data and, in some cases, personal or vehicle-related information. We are subject to data protection, privacy and cybersecurity laws in the jurisdictions in which we operate, including requirements relating to data security, use, retention and cross-border transfers. Cybersecurity incidents or non-compliance with applicable data protection laws could result in regulatory enforcement, liability, service disruptions and reputational harm.

Permits, Licenses and Approvals

Certain aspects of our business may require permits, licenses or approvals to install, operate or maintain automated parking systems or EV charging infrastructure. Delays in obtaining or renewing such approvals, or changes in regulatory requirements, could adversely affect project timelines, revenues and customer relationships.

Communication Protocols & Interoperability

To ensure chargers can work with different vehicles, networks, and management platforms, regulators and industry bodies require adherence to standardized communication protocols. These often include: vehicle-to-charger communication standards, charger-to-backend (network) protocols and roaming and interoperability requirements between charging networks.

Electromagnetic Compatibility (EMC) & Radio Compliance.

EV chargers emit electromagnetic signals that can interfere with nearby electronics or communications devices. Regulations in this category cover limits on electromagnetic emissions, immunity to external electromagnetic interference and certification under EMC directives or equivalent frameworks

Intellectual Property

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

Employees

Currently, we have two senior management positions (CEO and CFO), who we engage in part-time capacities, including our CEO is engaged via a consulting agreement. In addition, we have eight (8) employees working for us in full-time and part-time capacities in general and administrative, financial and accounting and research and development functions. All of these individuals are located in Israel. None of our employees are represented by labor unions. We believe that we maintain good working relationships with our management and our engineers. As a result of Charging Robotics being located in Israel, we are subject to certain Israeli labor laws, regulations and national labor court precedent rulings, as well as certain provisions of collective bargaining agreements applicable to us by virtue of extension orders issued in accordance with relevant labor laws by the Israeli Ministry of Economy and which apply such agreement provisions to our employees even though they are not part of a union that has signed a collective bargaining agreement.

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

In January 2025, the Company rented an office, lab and assembly and integration area in an innovation and startup hub located in “The Rupin Technological Campus”, approximately 40km north of Tel Aviv. The monthly rental fee is 4,000 NIS (approximately $1,100). The lease term requires only one month termination notice.

In September 1, 2025, we started to rent additional office space at Nechoshet 10 St., Tel Aviv, Israel. The monthly rental fee is 13,000 NIS (approximately $3,600 per month). The lease term requires only 2 month termination notice.

Legal Proceedings

We are not aware of any pending or threatened legal proceedings involving our Company or its assets.

Company Information

Our principal executive offices are located at 20 Raul Wallenberg Street, Tel Aviv, Israel 6971916, and our telephone number is +972-3-717-5777. Our website address is www.chargingrobotics.com. Any information contained on, or that can be accessed through, our website is not incorporated by reference into, nor is it in any way a part of, this Annual Report on Form 10-K.

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

On March 28, 2023, the Company entered into a Securities Exchange Agreement (the “Acquisition Agreement”) with the stockholders of CR Israel. Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023 (the “Closing”), the Company acquired 100% of the issued and outstanding stock of CR Israel (the “Acquisition”), making CR Israel a wholly owned subsidiary of the Company, in exchange for the issuance of a total of 6,146,188  newly-issued shares of the Company’s common stock to the former shareholders of CR Israel.

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

In December 2024, the Company sold a total of 412,123 newly issued shares of common stock to a total of seven investors for a total of $410 thousand.

In January and March 2025, the Company issued a total of 185,211 shares of common stock (including 111,688 finders’ fees shares) in a private placement offering for aggregate gross proceeds of $306 thousand.

On June 24, 2025, Charging Robotics entered into the Exchange Agreement with Revoltz, and three Revoltz Shareholders, pursuant to which Charging Robotics issued to the Revoltz Shareholders an aggregate of 12.3% of its issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of Charging Robotics’s common stock, in exchange for 32.74% of Revoltz’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 37,476 Revoltz ordinary shares. The Acquisition closed on June 26, 2025 and resulted in Revoltz becoming a majority-owned subsidiary of Charging Robotics. Revoltz was consolidated into Charging Robotics’s financial statements as of June 24, 2025.

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

Summary Risk Factors

The principal factors and uncertainties that make investing in our common stock risky, include, among others:

Risks Related to Our Financial Condition and Capital Requirements

●	We are a development-stage company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses since the date of our inception, and anticipate that we will continue to incur significant losses until we are able to successfully commercialize our products.

●	Our financial statements contain a going concern note regarding substantial doubt about our ability to continue as a going concern, which could prevent us from obtaining new financing on reasonable terms or at all.

●	We have not generated any significant revenue from the sale of our current products and may never be profitable.

●	We expect that we will need to raise substantial additional capital before we can expect to become profitable from sales of our products. This additional capital may not be available on acceptable terms, or at all. Failure to obtain this necessary capital when needed may force us to delay, limit or terminate our product development efforts or other operations.

●	Our operating results and financial condition may fluctuate.

Risks Related to Our Business and Industry

●	We operate in an evolving market which makes it difficult to evaluate our business and future prospects.

●	We face uncertainty and adverse changes in the economy.

●	We depend on key personnel to operate our business. An inability to retain, attract, and integrate qualified personnel would harm our ability to develop and successfully grow our business.

●	If we fail to manage rapid growth effectively, our brand, business, financial condition and results of operations could be adversely affected.

●	If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

●	Our products may be subject to recall or returns.

●	If we release defective products or services, our operating results could suffer.

●	Our products and services are complex and could have unknown defects or errors, which may give rise to legal claims against us, diminish our brand or divert our resources from other purposes.

●	The markets in which we plan to compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.

●	If we fail to successfully promote our products and brand, this could have a material adverse effect on our business, prospects, financial condition and results of operations.

●	Our planned international operations will expose us to additional market and operational risks, and failure to manage these risks may adversely affect our business and operating results.

●	Significant disruptions of our information technology systems or breaches of our data security could adversely affect our business.

●	We rely on business partners, and they may be given access to sensitive and proprietary information in order to provide services and support to our customers.

●	We may be subject to electronic communication security risks.

Risks Related to Our Intellectual Property

●	If we are unable to obtain and maintain effective intellectual property rights for our products, we may not be able to compete effectively in our markets.

●	Intellectual property rights of third parties could adversely affect our ability to commercialize our products, and we might be required to litigate or obtain licenses from third parties in order to develop or market our product candidates. Such litigation or licenses could be costly or not available on commercially reasonable terms.

●	We may be involved in lawsuits to protect or enforce our intellectual property, which could be expensive, time consuming, and unsuccessful.

●	We may be subject to claims challenging the inventorship of our intellectual property.

●	We may not be able to protect our intellectual property rights throughout the world.

●	We may become subject to claims for remuneration or royalties for assigned service invention rights by our employees, which could result in litigation and adversely affect our business.

Risks Related to Our Common Stock

●	We are an “emerging growth company” and our compliance with the reduced reporting and disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

●	We have identified a material weakness in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

●	Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

●	Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

●	We may be subject to securities litigation, which is expensive and could divert management attention.

●	If securities or industry analysts do not publish or cease publishing research or reports about us, our business or our market, or if they adversely change their recommendations or publish negative reports regarding our business or our shares, our share price and trading volume could decline.

●	Our management team has limited experience managing a public company, and the requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

●	We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

●	Raising additional capital or the issuance of additional equity securities would cause dilution to our existing stockholders and may affect the rights of existing stockholder or the market price of our common stock.

●	Sales of a substantial number of shares of our common stock in the public market by our existing stockholders could cause our share price to fall.

●	We have never paid, and we currently do not intend to pay dividends.

Risks Related to Our Location and Operations in Israel

●	We are exposed to fluctuations in currency exchange rates.

●	Our headquarters, research and development and other significant operations are located in Israel, and, therefore, our results may be adversely affected by political, economic and military instability in Israel.

●	Our operations may be disrupted as a result of the obligation of management or key personnel to perform military service.

Risks Related to Our Financial Condition and Capital Requirements

We are a development-stage company and have a limited operating history on which to assess the prospects for our business, have incurred significant losses since the date of our inception, and anticipate that we will continue to incur significant losses until we are able to successfully commercialize our products.

We are a development-stage company with a limited operating history. We have incurred net losses since our inception, including net losses of approximately $3,295 and $2,908  thousand for the years ended December 31, 2025 and 2024, respectively.

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

Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all. Moreover, the terms of any financing may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline. The incurrence of indebtedness could result in increased fixed payment obligations, and we may be required to agree to certain restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. We could also be required to seek funds through arrangements with collaborative partners or otherwise at an earlier stage than otherwise would be desirable, and we may be required to relinquish rights to some of our technologies or products or otherwise agree to terms unfavorable to us, any of which may have a material adverse effect on our business, operating results and prospects. Even if we believe that we have sufficient funds for our current or future operating plans, we may seek additional capital if market conditions are favorable or if we have specific strategic considerations.

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

We have identified a material weakness in our internal control over financial reporting, and we may not be able to successfully implement remedial measures.

We have identified control deficiencies in our financial reporting process that constitute material weaknesses for the years ended December 31, 2024 and 2023. The material weaknesses were related to inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment.

In order to address such material weaknesses, we have been actively engaged in developing and implementing remediation plans. The remediation efforts are ongoing and include or are expected to include engaging internal control consultants to assist us in performing a financial reporting risk assessment as well as identifying and designing the Company’s system of internal controls necessary to mitigate the risks identified; preparation of written documentation of the Company’s internal control policies and procedures and until we have sufficient technical accounting resources, we may engage external consultants, if necessary, to provide support and to assist us in our evaluation of more complex applications of GAAP.

In September 2025, we appointed a new chief executive officer and new chief financial officer. In connection with these appointments, we also hired additional full time accounting and financial staff with appropriate public company experience and technical accounting knowledge as part of our ongoing efforts to address the material weaknesses and internal control deficiencies that have been identified. Since these appointments, we have started to build internal control policies and procedures, including the design of processes and controls related to timely closing of the financial books, such as the assignment of clear responsibilities, appropriate segregation of duties, deadlines and review process, to improve our internal control over financial reporting.

While we believe the remediation actions described above improved our internal control over financial reporting, we continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of the material weaknesses. We believe that our remediation plan, including the efforts we have undertaken, will be sufficient to remediate the identified material weaknesses and strengthen our internal control over financial reporting. As we continue to evaluate, and work to improve our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

Further, there can be no assurance that we will not suffer from other material weaknesses or significant deficiencies in the future. If we fail to remediate these material weaknesses or fail to otherwise maintain effective internal controls over financial reporting in the future, such failure could result in a material misstatement of our annual or quarterly financial statements that would not be prevented or detected on a timely basis and which could cause investors and other users to lose confidence in our financial statements, limit our ability to raise capital and have a negative effect on the trading price of our common stock. Additionally, failure to remediate the material weakness or otherwise maintain effective internal controls over financial reporting may also negatively impact our operating results and financial condition, impair our ability to timely file our periodic and other reports with the SEC, subject us to additional litigation and regulatory actions and cause us to incur substantial additional costs in future periods relating to the implementation of remedial measures.

Our disclosure controls and procedures may not prevent or detect all errors or acts of fraud.

We are subject to the periodic reporting requirements of the Exchange Act. We designed our disclosure controls and procedures to provide reasonable assurance that information we must disclose in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. We believe that any disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements due to error or fraud may occur and not be detected.

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

Unfavorable conditions in our industry or the global economy or reductions in information technology spending could limit our ability to grow our business and negatively affect our results of operations.

Our results of operations may vary based on the impact of changes in our industry and the global economy on us and our customers. Current or future economic uncertainties or downturns could adversely affect our business, financial condition and results of operations. Negative conditions in the general economy both in the United States and abroad, including conditions resulting from changes in gross domestic product growth, financial, and credit market fluctuations, political turmoil, natural catastrophes, any pandemic, epidemic or outbreak of infectious disease, warfare, protests and riots, and terrorist attacks on the United States, Europe, the Asia Pacific region, or elsewhere, could cause a decrease in business investments by our customers and potential customers, including spending on information technology, and negatively affect the growth of our business. To the extent our offerings are perceived by customers and potential customers as discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our offerings. Moreover, competitors may respond to market conditions by lowering prices. We cannot predict the timing, strength or duration of any economic slowdown, instability or recovery, generally or within any particular industry. If the economic conditions of the general economy or markets in which we operate do not improve, or worsen from present levels, our business, financial condition and results of operations could be adversely affected.

The estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate, and even if the markets in which we compete achieve the forecasted growth, our business could fail to grow at similar rates, or at all.

The estimates of market opportunity and forecasts of market growth included in this Annual Report may prove to be inaccurate. Market opportunity estimates and growth forecasts are subject to significant uncertainty and are based on assumptions and estimates that may not prove to be accurate, including as a result of any of the risks described in this Annual Report.

In addition, the variables that go into the calculation of our market opportunity are subject to change over time, and there is no guarantee that any particular number or percentage of addressable users or companies covered by our market opportunity estimates will purchase our offerings or generate any particular level of revenue for us. In addition, our ability to expand in any of our target markets depends on a number of factors, including the cost, performance, and perceived value associated with our platform and those of our competitors. Even if the markets in which we compete meet the size estimates and growth forecasted in this Annual Report, our business could fail to grow at similar rates, or at all. Our growth is subject to many factors, including our success in implementing our business strategy, which is subject to many risks and uncertainties. Accordingly, the forecasts of market growth included in this Annual Report should not be taken as indicative of our future growth.

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

Our management team has limited experience managing a public company, and the requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain qualified board members.

As a public company listed in the United States, we incur significant additional legal, accounting, and other expenses. In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including regulations implemented by the SEC and, following the completion of the Uplist, The Nasdaq Stock Market LLC, or Nasdaq, may increase legal and financial compliance costs, and make some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition of becoming a public company that is subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. Furthermore, we are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to establish the corporate infrastructure required of a public company and to comply with evolving laws, regulations and standards are likely to divert management’s time and attention away from revenue-generating activities to compliance activities, which may prevent us from implementing our business strategy and growing our business. Moreover, we may not be successful in implementing these requirements. If we do not effectively and efficiently manage our transition into a public company and continue to develop and implement the right processes and tools to manage our changing enterprise and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations.

Additionally, as a public company, we may from time to time be subject to proposals by stockholders urging us to take certain corporate actions. If activist shareholder activity ensues, we may be required to incur additional costs to retain the services of professional advisors, management time and attention will be diverted from our core business operations, and perceived uncertainties as to our future direction, strategy or leadership may cause us to lose potential business opportunities and impair our brand and reputation, any of which could materially and adversely affect our business, financial condition and results of operations.

In addition to increasing our legal and financial compliance costs, the additional rules and regulations described above might also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we might be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors or as members of our senior management team.

We incur significant increased costs as a result of operating as a public company, and our management is required to devote substantial time to new compliance initiatives.

We incur significant legal, accounting and other expenses as a public company. In addition, the Sarbanes-Oxley Act has imposed various requirements on public companies including requiring establishment and maintenance of effective disclosure and financial controls. Our management and other personnel need to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. For example, we expect that these rules and regulations may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members of our board of directors. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective internal control over financial reporting and disclosure controls and procedures. In particular, we must perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act. In addition, we will be required to have our independent registered public accounting firm attest to the effectiveness of our internal control over financial reporting the later of our second Annual Report on Form 10-K or the first Annual Report on Form 10-K following the date on which we are no longer an emerging growth company or a smaller reporting company. Our compliance with Section 404 of the Sarbanes-Oxley Act will require that we incur substantial accounting expense and expend significant management efforts. We currently do not have an internal audit group, and we will need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge. If we are not able to comply with the requirements of Section 404 in a timely manner, or if we or our independent registered public accounting firm identify deficiencies in our internal control over financial reporting that are deemed to be material weaknesses, the value of our securities could decline and we could be subject to sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

Our ability to successfully implement our business plan and comply with Section 404 requires us to be able to prepare timely and accurate financial statements. We expect that we will need to continue to improve existing, and implement new operational and financial systems, procedures and controls to manage our business effectively. Any delay in the implementation of, or disruption in the transition to, new or enhanced systems, procedures or controls, may cause our operations to suffer and we may be unable to conclude that our internal control over financial reporting is effective and to obtain an unqualified report on internal controls from our auditors as required under Section 404 of the Sarbanes-Oxley Act. This, in turn, could have an adverse impact on value of our securities, and could adversely affect our ability to access the capital markets.

Raising additional capital or the issuance of additional equity securities would cause dilution to our existing stockholders and may affect the rights of existing stockholder or the market price of our common stock.

We may seek additional capital through a combination of private and public equity offerings, debt financings and collaborations and strategic arrangements. To the extent that we raise additional capital through the issuance of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a holder of our common stock.

In addition, our authorized share capital consists of 60,000,000 shares of capital stock, including 50,000,000 shares of common stock, par value $0.0001 per share, and 10,000,000 shares of preferred stock, par value $0.0001 per share. As of March 19, 2026, we had 11,246,252 shares of common stock issued and outstanding and no shares of preferred stock issued and outstanding. As of March 19, 2026, we also had warrants to purchase 6,472,831 shares of common stock outstanding (which does not include pre-funded warrants to purchase 500,000 shares of common stock issuable following the effectiveness of the Uplist (as defined below) in connection with the March 2026 Private Placement (as defined below)), and 294,928 restricted stock units, or RSUs. Our board of directors may issue, or reserve for issuance, an additional 42,732,241 shares of common stock and up to 10,000,000 shares of preferred stock, which includes 1,372,656 shares of common stock that are reserved and available for future awards under our Charging Robotics, Inc. 2023 Equity Incentive Plan, which might dilute your holdings substantially.

To the extent that shares of common stock or preferred stock are issued or options and warrants are exercised, holders of our ordinary shares will experience dilution. In addition, in the event of any future issuances of equity securities or securities convertible into or exchangeable for ordinary shares, holders of our ordinary shares may experience dilution. We also consider from time to time various strategic alternatives that could involve issuances of additional ordinary shares, including but not limited to acquisitions and business combinations, but do not currently have any definitive plan to enter into any such transaction.

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

We have offices in Tel Aviv, Israel where our primary operations, research and development, and certain other finance activities are based. In addition, all of our officers and directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries and terrorist organizations, including Iran, Hamas (an Islamist militia and political group in the Gaza strip) and Hezbollah (an Islamist militia and political group based in Lebanon).

In October 2023, Hamas terrorists infiltrated Israel’s southern border from the Gaza Strip and conducted a series of attacks on civilian and military targets. Hamas also launched extensive rocket attacks on Israeli population and industrial centers located along Israel’s border with the Gaza Strip and in other areas within the State of Israel. These attacks resulted in extensive deaths, injuries and kidnapping of civilians and soldiers. Following the attack, Israel’s security cabinet declared war against Hamas and a military campaign against these terrorist organizations commenced in parallel to their continued rocket and terror attacks. In January 2025, Israel and Hamas entered into a ceasefire agreement, which remained in effect until March 18, 2025, when hostilities resumed. As of October 9, 2025, Israel and Hamas entered into a renewed ceasefire agreement calling for a permanent end of the war. However, there are no assurances that such as agreement will hold. While the conflict has created heightened security concerns, disruptions to business operations, and economic instability, the ceasefire may contribute to improved regional stability. However, the security situation remains fluid, and any renewed military actions, restrictions, or government-imposed measures could adversely affect our operations, supply chains, and financial condition.

Since the commencement of these events, there have been continued hostilities along Israel’s northern border with Lebanon (with the Hezbollah terror organization) and on other fronts from various extremist groups in region, such as the Houthis in Yemen and various rebel militia groups in Syria and Iraq. In October 2024, Israel began limited ground operations against Hezbollah in Lebanon, and in November 2024, a ceasefire was brokered between Israel and Hezbollah. In March 2026, hostilities resumed along Israel’s northern border with Lebanon, when Hezbollah resumed its attacks as part of a broader regional escalation. In response, Israel resumed military operations against Hezbollah in southern Lebanon.

In addition, in April 2024 and October 2024, Iran launched direct attacks on Israel involving hundreds of drones and missiles and has threatened to continue to attack Israel and is widely believed to be developing nuclear weapons. In addition, in response to ongoing Iranian aggression and support of proxy attacks against Israel, on June 13, 2025, Israel conducted a series of preemptive defensive air strikes in Iran targeting Iran’s nuclear program and military commanders. While a ceasefire was reached in June 2025 following 12 days of hostilities, on February 28, 2026, the United States and Israel launched coordinated military strikes against Iran, including attacks on strategic military infrastructure and leadership targets, with the stated aim of degrading Iran’s capacity to conduct or support hostile operations against them. In response, Iran has fired missiles and drones toward population centers and military installations in Israel, Europe and neighboring countries in the Gulf region, and also launched counter-strikes against U.S. forces and allied bases throughout the Gulf region. Continued military escalation, retaliatory actions, or broader regional involvement may adversely affect economic conditions, disrupt markets, and create uncertainty that could negatively impact our business, financial condition and results of operations. A broader regional conflict involving additional state and non-state actors remains a significant risk. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, the Houthi movement in Yemen and various rebel militia groups in Syria and Iraq. These situations may potentially escalate in the future to more violent events which may affect Israel and us.

In connection with the Israeli security cabinet’s declaration of war against Hamas and possible hostilities with other organizations, several hundred thousand Israeli military reservists were drafted to perform immediate military service, including five full time employees in Israel of ours. Although many of such military reservists have since been released, including all our employees, they may be called up for additional reserve duty, depending on developments in the war in Gaza and along Israel’s other borders. Military service call ups that result in absences of personnel from us for an extended period of time may materially and adversely affect our business, prospects, financial condition and results of operations. As of the date hereof, we have two senior management positions, who we engage in part-time capacities, including our chief executive officer who is engaged via a consulting agreement. In addition, we have eight (8) employees working for us in full-time and part-time capacities in general and administrative, financial and accounting and research and development functions. All of these individuals are located in Israel.

Since the war broke out on October 7, 2023, our operations have not been adversely affected by this situation, and we have not experienced disruptions to our business operations. As such, our product and business development activities remain on track. However, the intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. If the war extends for a long period of time or expands to other fronts, such as Lebanon, Syria and the West Bank, our operations may be harmed.

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

As of the date hereof, all of our officers and employees reside in Israel. Currently, all male adult citizens and permanent residents of Israel under the age of 40 (or older, depending on their position with the Israeli Defense Forces reserves), unless exempt, are obligated to perform military reserve duty annually and are subject to being called to active duty at any time under emergency circumstances. Our operations could be disrupted by the absence for a significant period of one or more of our key officers and employees due to military service. Any such disruption could have a material adverse effect on our business, results of operations and financial condition.

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

ITEM 2. PROPERTIES

The Company neither rents nor owns any properties. The Company currently utilizes (i) the office space of certain shareholders in Tel Aviv, Israel and (ii) a small laboratory for research and development purposes, owned by our CEO in Kadima, Israel 6095216, each at no cost. In addition, we also lease additional office space in Tel Aviv, Israel. Given the limited need of the Company, management believes that the office spaces and laboratory are more than suitable and adequate for the Company’s needs.

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

In September 1, 2025, we started to rent additional office space at Nechoshet 10 St., Tel Aviv, Israel. The monthly rental fee is 13,000 NIS (approximately 3,600) per month. The lease term requires only 2 month termination notice.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, nor are we aware of any threatened litigation.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock, par value $0.0001 per share, is listed for quotation on the OTCID under the ticker symbol “CHEV.”

Record Holders

As of March 19, 2026, we had 367 shareholders of record. The actual number of stockholders is greater than this number of record holders and includes stockholders who are beneficial owners but whose shares are held in street name by brokers and other nominees.

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

Recent Sales of Unregistered Securities

We sold the securities described below within the past three years which were not registered under the Securities Act.

On March 28, 2023, the Company entered into a Securities Exchange Agreement with the stockholders of CR Israel. Pursuant to the agreement, at the closing, which occurred on April 7, 2023, the Company acquired 100% of the issued and outstanding stock of CR Israel, in exchange for the issuance of a total of 6,146,188 shares of the Company’s common stock and warrants to purchase an additional 6,150,000 shares.

On April 6, 2023, the Company issued a total of 910,000 common stock to three investors for the total amount of $501 thousand.

On June 20, 2024, the Company issued 122,831 warrants to Automax Motors Ltd. with an exercise price of $12.82 in exchange for services received.

In December 2024, the Company issued 412,123 shares of common stock in a private placement offering for aggregate gross proceeds of approximately $410 thousand.

In January and March 2025, the Company issued a total of 185,211 shares of common stock (including 111,688 finders’ fees shares) in a private placement offering for aggregate gross proceeds of $306 thousand.

On June 8, 2025, the Company entered into facility agreements for up to $3.0 million credit facility certain lenders. As part of the facility agreements, the Company issued warrants to the lenders to purchase an aggregate of 200,000 shares of the Company’s common stock, representing an aggregate exercise amount of $3.0 million, with a per share exercise price of $15.00, subject to certain beneficial ownership limitations, anti-dilution protection and price adjustments set forth therein. The warrants became exercisable on the effectiveness date of an uplisting of the Company’s shares of common stock to a national securities exchange (the “Uplist Date”) and have a term of 5 years from the Uplist Date.

On June 24, 2025, the Company entered into a securities exchange agreement, or the Securities Exchange Agreement, with Revoltz and three Revoltz Shareholders, pursuant to which the Company issued to the Revoltz Shareholders an aggregate of 12.3% of its issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of the Company’s common stock, in exchange for 32.74% of Revoltz’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 37,476 Revoltz ordinary shares. The transactions contemplated by the Securities Exchange Agreement closed on June 26, 2025.

On March 4, 2026, we entered into a definitive securities purchase agreement with certain accredited investors pursuant to which we agreed to sell and issue in a private placement, or the March 2026 Private Placement, an aggregate of 500,000 shares of our common stock, or the PIPE Shares, or pre-funded warrants to purchase shares of common stock, or the PIPE Pre-Funded Warrants, in lieu of the PIPE Shares at a purchase price of $4.00 per PIPE Share and $3.9999 per PIPE Pre-Funded Warrant. The March 2026 Private Placement and the issuance of the PIPE Shares and PIPE Pre-Funded Warrants is expected to close on the effectiveness date of an uplisting of our shares of common stock to a national securities exchange.

We believe that the offers, sales and issuances of the securities described in the preceding paragraphs were exempt from registration either (a) under Section 4(a)(2) of the Securities Act and the rules and regulations promulgated thereunder (including Regulation D and Rule 506), in that the transactions were between an issuer and sophisticated investors or members of its senior executive management and did not involve any public offering within the meaning of Section 4(a)(2) or (b) under Regulation S promulgated under the Securities Act in that offers, sales and issuances were not made to persons in the United States and no directed selling efforts were made in the United States.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not repurchase any of our equity securities during the year ended December 31, 2025.

ITEM 6. [Reserved]

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations along with our consolidated financial statements and the related notes and other financial information included elsewhere in this Annual Report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions. You should review the sections titled “Summary Risk Factors” and Part I, Item 1A. “Risk Factors” in this Annual Report for a discussion of important factors that could cause actual results to differ materially from the results described below.

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

Our current product, for which we have received initial orders from 3 different Automatic Parking Facilities (APS) suppliers, is a system for wireless charging of EV in APSs. We believe that this product solves a big problem inherent to APS. Since the parking area is not accessible, the driver cannot connect a charging cable when the car is parked in its final position. Upon arrival at the APS, the driver parks the EV on a plate used by the APS to transport the EV to the final parking location. The EV remains on the plate until it is retrieved by the APS when the driver wants to leave the parking. When a driver parks the EV on this plate, they connect a regular charging cable between the EV charging port and a socket installed on the plate. We pre install a wireless electricity receiver on this plate and a wireless electricity transmitter in the final parking position. As the plate and the EV arrive at the final parking position, the system senses the transmitter and receiver are in proximity and the charging process begins. The electricity is transmitted between the building and the plate in a wireless manner – over a distance of about 40mm. The entire process is automatic. Our system is installed in two parts. The electricity receiving component is installed on the plate and consists of a receiving coil and supporting electronics and a socket where the driver connects a cable to the charging socket of the EV. The system’s transmitting component is installed in the APS facility and consists of a transmitting coil and the supporting electronics. As the driver parks the EV and connects the cable from the plate to the EV, he initiates the charging process using our mobile application. Once initiated, the system goes into standby mode. Upon the plate arriving at its final parking location, charging of the EV begins. When the plate and EV are in the final parking position, the transmitting coil and the receiving coil are in proximity and by way of electromagnetic induction, electricity passes from the stationary part (transmitting) of the system to the moving (receiving) part of the system. This enables the charging of EVs in places where drivers cannot enter and manually connect a plug. We have received orders for this system from 3 different customers, all APS providers in Israel. These customers include Electra parking solutions, Parkomot and Parking Design. Electra placed an order for 2 systems (each consists of 1 transmitter and 1 receiver) which will be installed in 2 parking locations, Parkomot for 1 system and parking design for 12 systems. One of the Electra systems has been installed in a robotic (automatic) parking system in Tel Aviv. The system started initial testing and additional tests will be done once the parking facility is complete and can accommodate electric vehicles. We are waiting for the parking facility to be ready to accommodate vehicles. This is required in order to complete the testing of our system. In parallel, we have used the time to conduct tests of the system in our laboratory and gain more experience and reduce risks by conducting in-house testing of our system. The Parkomot system is expected to be installed by the end of 2026. The system ASP (average selling price) is about $3,000 US. Since our product is installed in a parking facility, which is a part of a large infrastructure project, we are dependent upon completion of all buildings and the parking facilities before we can complete the installation of our system.

Recent Developments

Private Placements

During the year ended December 31, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering total proceeds of $306 thousand. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

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

As of December 31, 2025, the Company drew down $638 thousand from the Facility Loan Agreements.

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

Securities Exchange Agreement

On June 24, 2025, the Company entered into the Exchange Agreement with Revoltz and three Revoltz Shareholders, pursuant to which the Company issued to the Revoltz Shareholders an aggregate of 12.3% of its issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of the Company’s common stock, in exchange for 32.74% of Revoltz’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 37,476 Revoltz ordinary shares. The Acquisition closed on June 26, and resulted in Revoltz becoming a majority-owned subsidiary of the Company. Revoltz was consolidated into the Company’s financial statements as of June 24, 2025.

Private Placement

On March 4, 2026, we entered into a definitive securities purchase agreement, or the March 2026 Purchase Agreement, with certain accredited investors pursuant to which we agreed to sell and issue in a private placement, or the March 2026 Private Placement, an aggregate of 500,000 shares of our common stock, or the PIPE Shares, or pre-funded warrants to purchase shares of common stock, or the PIPE Pre-Funded Warrants, in lieu of the PIPE Shares at a purchase price of $4.00 per PIPE Share and $3.9999 per PIPE Pre-Funded Warrant.

The March 2026 Private Placement and the issuance of the PIPE Shares and PIPE Pre-Funded Warrants is expected to close on the Uplist Date. Aggregate gross proceeds to in respect of the March 2026 Private Placement are expected to be approximately $2.0 million, before deducting other offering expenses payable by us.

The PIPE Pre-Funded Warrants will be immediately exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full. A holder of the PIPE Pre-Funded Warrants will not have the right to exercise any portion of its PIPE Pre-Funded Warrants if the holder (together with such holder’s affiliates, and any persons acting as a group together with such holder or any of such holder’s affiliates or any other persons whose beneficial ownership of shares of our common stock would be aggregated with the holder’s or any of the holder’s affiliates), would beneficially own shares of our common stock in excess of 4.99% of the number of shares of our common stock outstanding immediately after giving effect to such exercise.

In connection with the March 2026 Purchase Agreement, we entered into a registration rights agreement, or the Registration Rights Agreement, with the investors. Pursuant to the Registration Rights Agreement, we are required to file a resale registration statement, or the Resale Registration Statement, with the SEC to register for resale the PIPE Shares and the shares of common stock issuable upon exercise of the PIPE Pre-Funded Warrants within thirty (30) calendar days after the closing date of the March 2026 Private Placement, or the Filing Date, and to have such Resale Registration Statement declared effective within sixty (60) calendar days after the Filing Date in the event the Resale Registration Statement is not reviewed by the SEC, or ninety (90) calendar days of the Filing Date in the event the Resale Registration Statement is reviewed by the SEC. If, due to a shutdown or suspension of operations of the U.S. federal government or the SEC, the Resale Registration Statement cannot be declared effective, we shall not be deemed to be in breach of the Registration Rights Agreement for failure to cause such Resale Registration Statement to be declared effective during such period.

Milestone Warrants

On March 28, 2023, we entered into a securities exchange agreement (the “Acquisition Agreement”) with the stockholders of CR Ltd. Pursuant to the Acquisition Agreement, at the closing, which occurred on April 7, 2023, we acquired 100% of the issued and outstanding stock of CR Ltd., making CR Ltd. a wholly owned subsidiary of the Company, in exchange for the issuance of a total of 6,146,188 newly-issued shares of common stock to the former shareholders of CR Ltd.

Pursuant to the Acquisition Agreement, we agreed to issue to the former shareholders of CR Ltd. warrants to purchase 6,150,000 shares of common stock (the “Milestone Warrants”), which such Milestone Warrants are issuable upon our achieving each of the three (3) performance milestones (collectively, the “Earn Out Milestones”) as set forth below:

(i)	A demonstration of wireless charging system capable of charging electric vehicle located inside an automated parking system.

(ii)	Conditional Purchase Order for first system for automatic car parks.

(iii)	Commercial agreement for pilot with an organization which was approved by the Company’s board –.

On March 23, 2026, we entered into an earn-out milestone extension agreement with the holders of the Milestone Warrants pursuant to which the holders of the Milestone Warrants extended the deadline for achieving the Earn Out Milestones to December 31, 2026 and amended the first milestone set forth above, which was previously “In-house demonstration for automatic robotic charging of an electric vehicle – until December 31, 2025”.

Following the achievement of all of the Earn Out Milestones, the Milestone Warrants will become immediately exercisable on the Uplist Date at an exercise price of $0.01 per share and will expire the date sixty (60) months after the Uplist Date.

Results of Operations For the Years Ended December 31, 2025 and December 31, 2024

Operating Expenses and Revenues

Our current operating expenses consist of two components — research and development costs, net, and general and administrative costs. We have not generated revenues for the years ended December 31, 2025, and December 31, 2024, respectively.

Research and development costs, net

Research and development costs, net for the year ended December 31, 2025, amounted to $652 thousand, compared to $319 thousand for the year ended December 31, 2024. The increase is mainly due to the increase in expenses resulting from the consolidation of Revoltz into the Company’s financial statements following the Acquisition and also due to increase in amortization of technology in the amount of $303 thousand for the year ended 2025.

General and administrative costs

General and administrative costs for the year ended December 31, 2025, amounted to $1,245 thousand, compared to $458 thousand for the year ended December 31, 2024. The increase is mainly due to higher consulting, audit and legal expenses in connection with the proposed uplisting of the Company’s shares of common stock to the Nasdaq Capital Market.

Other income

The other income of $1,287 as of December 31, 2025, represents the pre-tax gain recognized from the remeasurement at fair value of a pre-existing equity investment in Revoltz made by the Company’s wholly-owned subsidiary, Charging Robotics Ltd. This remeasurement occurred as part of the business combination achieved in stages.

Liquidity and Capital Resources

Since our inception, we have funded our operations primarily through private offerings of debt and equity in Israel and in the U.S.

As of December 31, 2025 and December 31, 2024, the Company’s cash balance was $58 thousand and $175 thousand, respectively.

As of December 31, 2025 and December 31, 2024, the Company’s total assets were $9,055 thousand and $332 thousand, respectively.

As of December 31, 2025, the Company had total liabilities of $3,911 thousand that consisted of $935 thousand in accounts payable and other current liabilities, $141 thousand in payables to related parties, $36 thousand in other non-current liabilities, $1,604 thousand in deferred tax liability and $1,195 thousand in short term loans.

As of December 31, 2024, the Company had total liabilities of $945 thousand that consisted of $328 thousand in accounts payable and other current liabilities, $172 thousand in payables to related parties, $32 thousand in other non-current liabilities and $413 thousand in short term loans.

As of December 31, 2025 and 2024, the Company had a negative working capital of $2,016 thousand and $654 thousand, respectively.

On June 8, 2025, the Company entered into the Facility Agreements with the Lenders pursuant to which the Company may draw down the Facility Loan Amount from time to time, in whole or in part, upon the Company’s request, from the period beginning on the Uplist Date and ending on the earlier to occur of (i) such date that the Facility Loan Amount has been drawn down in full and (ii) upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million. As of December 31 2025, the Company drew down $638 thousand from the Facility Loan Agreements. For additional information, see “Overview—Recent Developments—Credit Facility” above.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of December 31, 2025, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

●	finance our current operating expenses;

●	pursue growth opportunities;

●	hire and retain qualified management and key employees;

●	respond to competitive pressures;

●	comply with regulatory requirements; and

●	maintain compliance with applicable laws.

Current conditions in the capital markets are such that traditional sources of capital may not be available to us when needed or may be available only on unfavorable terms. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets, economic conditions, geopolitical events, such as the Russian invasion of Ukraine and the security situation in Israel, and a number of other factors, many of which are outside our control, and on our financial performance. Accordingly, we cannot assure you that we will be able to successfully raise additional capital at all or on terms that are acceptable to us. If we cannot raise additional capital when needed, it may have a material adverse effect on our business, results of operations and financial condition.

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

To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities could result in substantial dilution for our current stockholders. The terms of any securities issued by us in future capital transactions may be more favorable to new investors, and may include preferences, superior voting rights and the issuance of warrants or other derivative securities, which may have a further dilutive effect on the holders of any of our securities then-outstanding. We may issue additional shares of our common stock or securities convertible into or exchangeable or exercisable for our common stock in connection with hiring or retaining personnel, option or warrant exercises, future acquisitions or future placements of our securities for capital-raising or other business purposes. The issuance of additional securities, whether equity or debt, by us, or the possibility of such issuance, may cause the market price of our common stock to decline and existing stockholders may not agree with our financing plans or the terms of such financings. In addition, we may incur substantial costs in pursuing future capital financing, including investment banking fees, legal fees, accounting fees, securities law compliance fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we issue, such as convertible notes and warrants, which may adversely impact our financial condition. Furthermore, any additional debt or equity financing that we may need may not be available on terms favorable to us, or at all. If we are unable to obtain such additional financing on a timely basis, we may have to curtail our development activities and growth plans and/or be forced to sell assets, perhaps on unfavorable terms, or we may have to cease our operations, which would have a material adverse effect on our business, results of operations and financial condition.

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

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	December 31,	December 31,
	2025	2024

Current Assets	$255	$259
Current Liabilities	2,271	913
Working Capital (deficit)	$(2,016)	$(654)

Cash Flows

	December 31,	December 31,
	2025	2024

Cash flows used in operating activities	$(1,053)	$(610)
Cash flows provided by investing activities	2	-
Cash flows from financing activities	934	777
Net increase (decrease) in cash during the year	(117)	167

Cash Flows from Operating Activities

During the year ended December 31, 2025, we had negative cash flow from operations of $1,053 thousand compared to a negative cashflow of $610 thousand for the year ended December 31, 2024. The increase resulted mainly from a gain from revaluation of an investment in an affiliate, amortization of technology and changes in non-cash working capital.

Cash Flows from Investing Activities

During the year ended December 31, 2025, we had positive cashflow of $2 from investing activities, compared to nil cashflow for the year ended December 31, 2024. The positive cash flow is due to the newly consolidated cash balance of Revoltz.

Cash Flows from Financing Activities

During the year ended December 31, 2025, we had a positive cash flow from financing activities of $934 thousand, compared to a positive cashflow of $777 thousand for the year ended December 31, 2024. The increase resulted mainly from receipt of short-term loans in the amount of $638 thousand during the year ended December 31, 2025 as compared to $367 thousand for the year ended December 31, 2024.

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

Other Contractual Obligations

As of December 31, 2025, we did not have any material contractual obligations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CHARGING ROBOTICS INC.

CONSOLIDATED FINANCIAL STATEMENTS

AS OF DECEMBER 31, 2025

U.S. DOLLARS IN THOUSANDS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Charging Robotics Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Charging Robotics Inc. and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive loss, changes in stockholders’ equity (deficit), and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Brightman Almagor Zohar & Co.
Brightman Almagor Zohar & Co. Certified Public Accountants A Firm in the Deloitte Global Network

Tel Aviv, Israel
March 23, 2026

We have served as the Company’s auditor since 2025.

CHARGING ROBOTICS INC.

CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands, except share and per share data

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash	$58	$175
Other accounts receivable	197	20
Convertible loan to an affiliate (Note 3b)	-	64
Total current assets	255	259

Non-current assets:
Intangible assets, net (Note 4)	6,976	-
Goodwill (Note 3f)	1,772	-
Fixed assets, net	2	-
Investment in an affiliate (Note 3c)	-	73
Other non-current assets	50	-
Total non-current assets	8,800	73

TOTAL ASSETS	$9,055	$332

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$125	$81
Other current liabilities	810	247
Short term loans	1,195	413
Payables to related parties (Note 5)	141	172
Total current liabilities	2,271	913

Non-current liabilities:
Deferred tax liability (Note 3f)	1,604	-
Other non-current liabilities	$36	$32
Total non-current liabilities	1,640	32
Total liabilities	$3,911	$945

Stockholders’ equity (deficit) (Note 6):
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.0001, 50,000,000 shares authorized, 11,246,252 shares issued and outstanding as of December 31, 2025 and 9,564,351 shares issued and outstanding as of December 31, 2024	1	1
Additional paid-in capital	5,172	2,324
Accumulated other comprehensive loss	(286)	(30)
Accumulated deficit	(3,295)	(2,908)
Total stockholders’ equity (deficit)	1,592	(613)
Non-controlling interests	3,552	-
Total stockholders’ equity (deficit)	5,144	(613)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,055	$332

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

U.S. dollars in thousands, except share and per share data

	Year ended December 31,
	2025	2024

Research and development costs, net	$652	$319
General and administrative costs	1,245	458
Total operating expenses	1,897	777

Operating loss	$(1,897)	$(777)

Other income (Note 3d)	1,287	-
Financial income (expenses), net	49	(29)
Equity in losses from investment in affiliate	(42)	(36)
Loss before income tax	(603)	(842)

Tax income	70	-
Net loss	$(533)	$(842)

Net loss attributable to non-controlling interest	(146)	-
Net loss attributable to the Company	(387)	(842)

Other comprehensive loss	(263)	(3)
Total comprehensive loss	(796)	(845)

Comprehensive loss attributable to non-controlling interests	(153)	-

Comprehensive loss attributable to the Company	$(643)	$(845)

Basic and diluted loss per common stock	$(0.04)	$(0.09)

Weighted average common stock outstanding	10,509,347	9,157,398

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands, except share and per share data

	Common stock			Additional Paid in	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount		Capital	loss	Deficit	Equity

Balance as of January 1, 2024	9,152,228	$1		$1,918	$(27)	$(2,066)	$(174)
Stock-based compensation	-	-		(4)	-	-	(4)
Issuance of common stock in a private placement offering	412,123	(*	)	410	-	-	410
Total comprehensive loss	-	-		-	(3)	(842)	(845)
Balance as of December 31, 2024	9,564,351	$1		$2,324	$(30)	$(2,908)	$(613)

	Common Stock			Additional Paid in	Receipt on Account of	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholder’s Equity
	Number	Amount		Capital	Shares	Loss	Deficit	Interests	(Deficit)
Balance as of January 1, 2025	9,564,351	$1		$2,324	$-	$(30)	$(2,908)	$-	$(613)

Receipt on account of shares	-	$-		-	50	-	-	-	50
Issuance of common stock in a private placement offering	296,899	(*	)	306	(50)	-	-	-	256
Acquisition of Revoltz	1,385,002	-		2,324	-	-	-	3,474	5,798
Issuance of warrants	-	-		62	-	-	-	-	62
Transactions with non-controlling interests	-	-		156	-	-	-	231	387
Total comprehensive income	-	-		-	-	(256)	(387)	(153)	(796)
Balance as of December 31, 2025	11,246,252	$1		$5,172	$-	$(286)	$(3,295)	$3,552	$5,144

(*)	Less than $1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands

	For the year ended
	December 31,
	2025	2024
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(533)		$(842)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation expense	-		(4)
Equity in losses from investment in affiliate	42		36
Non-cash interest expenses	59		12
Finance income	(86)		-
Gain from revaluation of investment in an affiliate	(1,287)		-
Amortization of technology	303		-
Transactions with non-controlling interests	127		-
Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	(102)		23
Increase in payables to related parties	46		74
Increase (decrease) in accounts payable	9		(23)
Decrease in deferred tax liability	(70)		-
Increase in other current liabilities	435		131
Increase (decrease) in other non-current liabilities	4		(17)
Net cash used in operating activities	(1,053)		(610)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Revoltz	2		-
Net cash provided by investing activities	2		-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in a private placement offering	306		410
Loans to an affiliate	(10)		-
Proceeds from short term loans received	638		367
Net cash provided by financing activities	934		777

Net increase (decrease) in cash	(117)		167
Cash at beginning of year	175		8

Cash at end of year	$58		$175

NON-CASH TRANSACTIONS:
Acquisition of Revoltz:
Working capital other than cash	197		-
Fixed assets, net	(2)		-
Non-controlling interests	3,474		-
Goodwill	(1,772)		-
Technology	(7,279)		-
Deferred tax liability	1,674		-
Gain on previously held equity investment in Revoltz	1,287		-
Derecognition of investment in an affiliate	2,423		-
Total cash from investment in newly consolidated subsidiary	$2	$

Derecognition of a liability against transaction with non-controlling interests	$260		$-

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

C.	On April 6, 2023, the Company issued a total of 910,000 newly issued shares of common stock in a private placement offering for total proceeds of $501.

D.	On November 22, 2023, the Company announced that CR Ltd. received approval for funding from the Israel Innovation Authority (the “IIA”) for a pilot project to include installing and demonstrating its solution for wireless charging of EVs in automated parking systems (“APS”). The total approved budget for this project was approximately $445, of which the IIA would finance 50%. The Company is now engaged in the pilot project to implement the solution in an APS in Tel Aviv. As of December 31, 2025, CR Israel received a total of $166 from the IIA.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

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

F.

On April 24, 2021, CR Ltd. invested $250 representing 19.99% of the share capital of Revoltz Ltd. (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets. As of June 24, 2025, CR Ltd. held 18.33% of the outstanding ordinary shares of Revoltz. On June 24, 2025, the Company entered into a securities exchange agreement (the “Revoltz Exchange Agreement”) with Revoltz and three shareholders of Revoltz (the “Exchanging Shareholders”) and acquired 32.74% of the outstanding ordinary shares of Revoltz. After the acquisition, the Company together with CR Ltd holds 51.07% of the outstanding ordinary shares of Revoltz. See also Note 3.

G.	In addition to the acquisition detailed above, during the year ended December 31, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering total proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

H.	On June 8, 2025, the Company entered into facility loan agreements (the “Facility Loan Agreements”) with two lenders pursuant to which the Company may draw down from time to time in whole or in part, upon its request, an amount of up to $1,500 from each lender, for a maximum total of $3,000, from the period beginning on the effectiveness date of an uplisting of the Company’s shares of common stock to a national securities exchange (the “Uplist Date”), unless otherwise agreed to by the lenders to permit a drawdown prior to the Uplist Date, and ending on the earlier to occur of (i) such date that facility loan amount has been drawn down in full and (ii) upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million. The interest on the Facility Loan Agreements is 12% per annum. As of December 31, 2025, the Company drew down $638 from the Facility Loan Agreements.

As part of the Facility Loan Agreements, the Company issued 100,000 warrants to each of the two lenders (the “Facility Warrants”), for an aggregate of 200,000 Facility Warrants. The Facility Warrants will become exercisable on the Uplist Date, have an exercise price of $15 per share and have a term of 5 years from the Uplist Date.

I.	The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and meet its obligations in the normal course of business for the foreseeable future.

Since its inception, the Company has devoted substantially all its efforts to research and development. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of December 31, 2025, the Company had an accumulated deficit of approximately $3,295. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

For the Years Ended December 31, 2025 and 2024

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

e. Cash and cash equivalents:

The Company considers as cash equivalents all short-term, highly liquid investments, which include short-term bank deposits with original maturities of three months or less from the date of purchase that are not restricted as to withdrawal or use and are readily convertible to known amounts of cash.

f. Intangible assets:

Intangible assets consist of acquired technology and are amortized using a straight-line method over their useful lives which was determined to be 12 years. Additionally, the intangible assets are reviewed for impairment when certain triggering events occur. As of December 31, 2025, the Company concluded there was no impairment required to its intangible asset.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

g. Goodwill:

Goodwill is recognized and initially measured as any excess of the acquisition-date consideration transferred in a business combination over the acquisition-date amounts recognized for the net identifiable assets acquired. Goodwill is not amortized but is tested for impairment annually, or more frequently if an event occurs or circumstances change that would more likely than not result in an impairment of goodwill. Impairment testing is performed at the reporting unit level. A reporting unit is defined as an operating segment or one level below an operating segment, referred to as a component. A component of an operating segment is a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component. Evaluating goodwill for impairment involves the determination of the fair value of each reporting unit in which goodwill is recorded using a qualitative or quantitative analysis. If fair value excess the carrying value, impairment is not indicated. If the carrying amount of a reporting unit is higher than its estimated fair value, the excess is recorded as an impairment expense. The Company performs its annual goodwill impairment test as of December 31st of each year. As of December 31, 2025, the Company performed a quantitative impairment test for its reporting unit and concluded there was no impairment of goodwill.

h. Equity method investments:

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

j. Stock-based compensation:

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

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

k. Basic and diluted net loss per Share:

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

l. Research and Development costs:

Research and development costs are recognized in the consolidated statements of comprehensive loss when incurred. Research and development costs consist of intellectual property, development and production expenditures.

m. Royalty-bearing grants:

Royalty-bearing grants from the IIA for funding approved research and development projects are recognized at the time CR Ltd is entitled to such grants (i.e. at the time that there is reasonable assurance that the Company will comply with the conditions attached to the grant and that there is reasonable assurance that the grant will be received), on the basis of the costs incurred and grants received are recorded as a reduction in research and development costs. The cumulative research and development grants received by the Company from inception through December 31, 2025, amounted to $166. These amounts were deducted from research and development costs in the consolidated statements of comprehensive loss for the years ended December 31, 2025, and 2024 ($31, and $58, respectively).

n. Income Taxes:

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

The Company also accounts for uncertain tax positions under ASC 740. ASC 740 offers a two-step approach for recognizing and measuring a liability for uncertain tax positions. The first step is to evaluate the tax position taken or expected to be taken in a tax return by determining if the weight of available evidence indicates that it is more likely than not that, on an evaluation of the technical merits, the tax position will be sustained on audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. As of December 31, 2025 and 2024, no liability for unrecognized tax benefits was recorded under ASC 740.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands except share and per share data

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

o. Recently issued and adopted accounting standards:

As an “emerging growth company”, the Jumpstart Our Business Startups Act (“JOBS Act”) allows the Company to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. The Company has elected to use this extended transition period under the JOBS Act. The adoption dates discussed below reflects this election.

1.	In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. This ASU requires disclosure of specific categories in the rate reconciliation and additional information for reconciling items that meet a quantitative threshold. The amendment also includes other changes to improve the effectiveness of income tax disclosures, including further disaggregation of income taxes paid for individually significant jurisdictions. This ASU is effective for annual periods beginning after December 15, 2024. The Company adopted ASU 2023-09 for the year ended December 31, 2025 on a prospective basis. Accordingly, the expanded disclosures are provided for the year ended December 31, 2025, while prior period disclosures have not been retroactively adjusted and continue to be presented under the previous disclosure requirements. As this update only impacts disclosures, its adoption did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows. See Note 7 Income Taxes for additional information.

p. Recently issued and not yet adopted accounting standards:

1.	In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), Disaggregation of Income Statement Expenses. The new guidance requires disclosure of certain costs and expenses in the notes to the financial statements. This guidance is effective for fiscal years beginning after December 15, 2026 and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The disclosures required under the guidance can be applied either prospectively to financial statements issued for reporting periods after the effective date or retrospectively to any or all periods presented in the financial statements. The Company is currently evaluating the impact this guidance will have on its financial statement disclosures.

2.	In July 2025 the FASB issued ASU No. 2025-05 – Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient for estimating expected credit losses on current accounts receivable and current contract assets arising from transactions accounted for under Topic 606 – Revenue from Contracts with Customers. Under this practical expedient, entities may assume that current conditions as of the balance sheet date do not change for the remaining life of the asset. ASU 2025-05 is effective for financial statements issued for fiscal years beginning after December 15, 2025. Early adoption is permitted. The Company is currently evaluating ASU 2025-05 and its effect on its consolidated financial statements and disclosures.

3.	In November 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements, which introduced new guidance on disclosures to provide clarity about the current requirements for interim reporting. This guidance is effective for the Company for interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact ASU 2025-11 will have on its consolidated financial statements.

4.	In October 2025, the FASB issued ASU No. 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities, which introduced authoritative guidance on the accounting for government grants received by business entities. This guidance is effective for the Company for annual reporting periods beginning after December 15, 2028, and interim reporting periods within those annual reporting periods. The Company is currently evaluating the impact ASU 2025-10 will have on its consolidated financial statements.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands except share and per share data

NOTE 3 – ACQUISITION OF REVOLTZ

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

On December 31, 2024, the balance of the Loan Principal Amount granted and accrued interest, was $64. No Additional Amounts have been funded.

c.

On June 24, 2025, the Company entered into the Revoltz Exchange Agreement with Revoltz and the Exchanging Shareholders. According to the Revoltz Exchange Agreement, the Company issued an aggregate of 12.3% of its issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of the Company’s common stock, to the Exchanging Shareholders, and the Exchanging Shareholders transferred to the Company 37,476 ordinary shares of Revoltz, which represents 32.74% of the outstanding share capital of Revoltz on a fully diluted and post-closing basis. The transactions contemplated by the Revoltz Exchange Agreement closed on June 26, 2025 (“the Closing”).

Concurrently with the Closing, Revoltz signed agreements with certain of its debt holders. Under the terms of such agreements, Revoltz issued 7,000 Revoltz ordinary shares in replacement of debt in a total amount of $462 (including the $65 loan balance mentioned in Note 3.b above). Upon the issuance of such Revoltz ordinary shares, CR Ltd.’s equity investment in Revoltz decreased from 18.6% to 18.33% of the outstanding share capital of Revoltz.

After the Closing, the Company, together with CR Ltd., holds 51.07% of the outstanding share capital of Revoltz.

The acquisition was accounted for as a business combination under ASC Topic 805, Business Combinations (“ASC 805”) that was achieved in stages. As a result of the change of control, the Company was required to remeasure CR Ltd.’s pre-existing equity investment in Revoltz at fair value prior to consolidation. CR Ltd. estimated the fair value of its 18.6% pre-existing investment in Revoltz to be approximately $1,321. The remeasurement resulted in the recognition of a pre-tax gain of $1,287, which is presented within other income on the Consolidated Statements of Comprehensive Loss.

d.

As part of the Revoltz Exchange Agreement, the Company and Revoltz signed a monthly funding letter (the “Funding Letter”) that became effective upon the Closing of the transactions contemplated by the Revoltz Exchange Agreement. According to the Funding Letter, the Company agreed to provide Revoltz monthly funding in the amount up to $25 per month until the earlier of: (i) a period of 24 months, and (ii) termination of the appointment of Revoltz’s CEO.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands except share and per share data

NOTE 3 – ACQUISITION OF REVOLTZ (Continued)

e.	The following table summarizes the equity method accounting for the investment in Revoltz:

Balance, January 1, 2024	$110
Equity in losses	(36)
Foreign currency translation	(1)
Balance, December 31, 2024	73
Equity in losses	(42)
Foreign currency translation	3
Balance, June 26, 2025	$34

f.	The table below summarizes the fair value of the consideration transferred to acquire Revoltz:

Fair value of previously held equity method investment	$1,321
Issuance of shares	2,325
Loan converted into shares	65
Non-controlling interests	3,474
Total purchase consideration	$7,185

The total consideration was allocated to the fair value of the net assets acquired, including identifiable intangible assets as of the Acquisition Date, with the excess purchase price recorded as goodwill. The goodwill that arose from the acquisition consists of synergies expected from the activities of the Company and Revoltz.

Management’s estimate of the fair values of the acquired intangible assets as of the acquisition date is based on established and accepted valuation techniques performed with the assistance of third-party valuation specialists. Additional information, which existed as of the acquisition date but is yet unknown to the Company, may become known to the Company during the remainder of the measurement period, which will not exceed twelve months from the acquisition date. Changes to amounts will be recorded as adjustments to the provisional amounts recognized as of the acquisition date and may result in a corresponding adjustment to goodwill in the period in which new information becomes available.

Total purchase consideration	$7,185

Net assets acquired
Tangible assets
Cash	$(2)
Other assets	(77)

Liabilities and other	271
Net book value of tangible assets	192
Intangible assets
Technology	7,279
Deferred tax	(1,674)
Total intangible assets	5,605
Goodwill	1,772
Total net assets acquired	$7,185

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands except share and per share data

NOTE 4 – INTANGIBLE ASSETS, NET

On December 31, 2025, intangible assets consisted of the following:

	Cost	Accumulated amortization	Net	Amortization period (in years)
Technology	7,279	(303)	6,976	12
Total intangible assets	$7,279	$(303)	$6,976

Intangible assets with definite lives are tested for impairment whenever events or changes in circumstances indicate that their carrying amount may not be recoverable.

Amortization expense was $303 for the year ended December 31, 2025. The estimated future amortization expense for the next five years is as follows:

Year ending December 31,	Amount
2026	$606
2027	$606
2028	$606
2029	$606
2030	$606

NOTE 5 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties other than the credit line facility.

Payables to related parties:

	December 31,	December 31,
	2025	2024
Consulting fees to executive officers	$23	$26
Directors	118	88
Xylo (see note 5b)	-	58
	$141	$172

b.	As of January 1, 2023, CR Ltd. owed to Xylo Technologies Ltd. (“Xylo”), a related party, who held the majority of the Company’s common stock, $550 (the “Xylo Loan”). The Xylo Loan bears interest in accordance with section 3(i) of the Israeli tax code (6.91% annually during 2024) and no fixed date for repayment has been determined. On January 1, 2023, CR Ltd. and Xylo signed an agreement to amend the terms of the Xylo Loan (the “Xylo Loan Agreement”). Pursuant to the Xylo Loan Agreement, the interest rate remains unchanged, and the principal and interest is payable in cash or shares, or a combination thereof by June 30, 2023. On April 4, 2023, the Xylo Loan balance was $553. $509 of the Xylo Loan was converted into 28 shares of CR Ltd. (representing 1,206,834 shares of the Company) and the remaining Xylo Loan balance is payable in cash. The Company is in discussions with Xylo to extend the repayment date of the remaining Xylo Loan balance. As of July 24, 2025, Xylo is no longer a related party of the company. As of December 31, 2025, the loan balance is $35 and is presented under short term loans.

c.	On August 18, 2025, Revoltz signed an employment agreement with its chief executive officer (the “Revoltz CEO”) pursuant to which the Revoltz CEO is engaged by Revoltz on a full-time basis. Previously, the Revoltz CEO was employed by Revoltz under a consultant service agreement. Pursuant to the to the agreement, following the completion of the uplisting of the Company’s shares of common stock the Nasdaq Stock Market (the “Uplist”), the Revoltz CEO shall be entitled to participate in the Company 2023 Equity Incentive Plan. The Revoltz CEO be granted an aggregate of 491,547 restricted stock units (“RSUs”) consisting of (i) 196,619 RSUs, which shall vest in fully immediately upon the completion of the Uplist and (ii) 294,928 RSUs shall vest equally on an annual basis, 1/3 at the end of each 12 month period after the Uplist. In connection with the entry in the employment agreement, the Revoltz CEO waived all claims or demands against Revoltz, the Company or any of their officers, directors, or stockholders, in connection with any services previously provided by him to Revoltz up to the effective date of the employment agreement. The Revoltz CEO further irrevocably confirmed that no sums are owed to him in connection with the performance or termination of any such past services, including, without limitation, expense reimbursements, and any debts.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands except share and per share data

NOTE 6 – COMMON STOCK AND PREFERRED SHARES

a.	The Company’s share capital is as follows:

	December 31, 2025		December 31, 2024
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Common stock	50,000,000	11,246,252	50,000,000	9,564,351
Preferred shares	10,000,000	-	10,000,000	-

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

There were no preferred shares outstanding as of December 31, 2025 and 2024.

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

During the year ended December 31, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering for gross proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

On June 24, 2025, the Company entered into the Revoltz Exchange Agreement with Revoltz and the Exchanging Shareholders. See Note 3.

b.	Warrants:

1.

Pursuant to the Acquisition Agreement, as amended by the Extension Agreement (see Note 10), the Company agreed to issue to the former shareholders of CR Ltd. warrants to purchase 6,150,000 shares of common stock (the “Milestone Warrants”), which such Milestone Warrants are issuable upon the Company achieving each of the three (3) performance milestones (collectively, the “Earn Out Milestones”) as set forth below:

(i)	In-house demonstration for automatic robotic charging of an electric vehicle – until December 31, 2025.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands except share and per share data

NOTE 6 – COMMON STOCK AND PREFERRED STOCK (Continued)

(ii)	Conditional Purchase Order for first system for automatic car parks – until December 31, 2025.

(iii)	Commercial agreement for pilot with an organization which was approved by the Company’s board – until December 31, 2025.

Following the achievement of all of the Earn Out Milestones, the Milestone Warrants will become immediately exercisable on the effectiveness date of an uplisting of the Company’s common stock to a national securities exchange at an exercise price of $0.01 per share and will expire the date sixty (60) months after such date.

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

June 20, 2024
Company common stock price	$0.55
Exercise price	$12.82
Dividend yield	0%
Risk-free interest rate	4.46%
Expected term (in years)	3.25
Volatility	125%

3.	On June 8, 2025, the Company issued the two lenders in the Facility Loan Agreements 100,000 Facility Warrants each. The Facility Warrants will become exercisable on the Uplist Date, have an exercise price of $15 per warrant and have a term of 5 years from the Uplist Date. The Facility Warrants were accounted for as additional paid-in capital and are included in the Company’s shareholders’ equity. The fair value of the Facility Warrants was $62, using the Black-Scholes warrant pricing model using the following assumptions:

June 8, 2025
Company common stock price	$1.67
Exercise price	$15.00
Dividend yield	0%
Risk-free interest rate	4.12%
Expected term (in years)	5.00
Volatility	72%

c.	Stock options in the Company

As of December 31, 2025 and 2024, there are no outstanding stock options in the Company.

d.	Share options in CR Ltd.

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

For the year ended December 31, 2024, the Company recorded income in the amount of $24 in stock-based compensation expenses in respect of the BGU Options, as a result of the cancellation of expenses recognized in previous year in respect of the BGU Options.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands except share and per share data

NOTE 7: LIENS AND COMMITMENTS

CR Ltd. is committed to pay royalties to the IIA on the proceeds from sales of products resulting from research and development projects in which the IIA participates by way of grants. In the first 3 years of sales, the Company will pay 3% of the sales of the product which was developed under IIA research and development projects. In the fourth, fifth and sixth years of sales, the Company will pay 4% of such sales and from the seventh year onwards the Company will pay 5% of up to 100% of the amount of grants received plus interest at SOFR or Israeli Shekel Interest. CR Ltd. was entitled to the grants only upon incurring research and development expenditures. There are no future performance obligations related to the grants received from the IIA. As of December 31, 2025, the contingent liabilities with respect to grants received from the IIA, subject to repayment under these royalty agreements on future sales is $Nil. As of December 31, 2025, CR Ltd. received a total of $166 from the IIA.

NOTE 8 – INCOME TAXES

a.	Corporate tax rates in Israel:

The Israeli statutory corporate tax rate was 23% in both 2025 and 2024. The Company’s tax assessments since its inception are not deemed final.

b.	Deferred income taxes:

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets:
Carry forward tax losses	$2,948	$1,598

Net deferred tax asset before valuation allowance	2,948	1,598
Valuation allowance	(2,948)	(1,598)
Income tax benefit at the statutory tax rate	$-	$-

	December 31, 2025	December 31, 2024
Deferred tax liabilities:
Deferred tax liability (Note 3f)	$1,604	$-

The income tax for the year ended December 31, 2025, represents the amortization of the deferred tax liability during the period.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that all or some portion of the deferred tax assets will not be realized. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences are deductible and net operating losses are utilized. Based on consideration of these factors, the Company recorded a full valuation allowance as of December 31, 2025.

c.	Net operating carry-forward losses for tax purposes:

As of December 31, 2025, the Company’s carry-forward losses amount to approximately $2,948, which can be carried forward for an indefinite period.

NOTE 9 – SEGMENT REPORTING

Segment information is prepared on the same basis that the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business, makes business decisions and assesses performance. The Company has two reportable segments:

1.	Specializing in development of an innovative wireless electric vehicles (EV) charging technology, as described in Note 1B.

2.	Research, development and production of micro-mobility vehicles for the urban environment for the business and private markets from the acquisition of Revoltz, as described in Note 1.F and Note 3.

CHARGING ROBOTICS INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Years Ended December 31, 2025 and 2024

U.S. dollars in thousands except share and per share data

NOTE 9 – SEGMENT REPORTING (Continued)

The Chief Executive Officer assesses performance for this segment and decides how to allocate resource. The measure of segment assets is reported on the balance sheet as total assets. The chief executive officer performs the assessment of segment performance by using the reported measure of segment profit or loss to monitor budget versus actual results.

The table below summarizes the significant expense categories regularly reviewed by the CODM for the years ended December 31, 2025 and 2024:

	Year ended December 31, 2025
	Charging Technology	Revoltz Technology	Total

Research and development costs, net	$(281)	(371)	$(652)
General and administrative costs	(1,021)	(224)	(1,245)

Share in loss of affiliate	(42)	-	(42)
Other income	1,287	-	1,287
Financial income (expenses), net	56	(7)	49
Tax income	-	70	70

Loss	(1)	(532)	(533)

	Year ended December 31, 2024
	Charging Technology	Total

Research and development costs, net	$(319)	$(319)
General and administrative costs	(458)	(458)
Share in loss of affiliate	(36)	(36)
Financial income, net	(29)	(29)
Loss	(842)	(842)

NOTE 10 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events from December 31, 2025, the date of these consolidated financial statements, through March 19, 2026, which represents the date the consolidated financial statements were issued, for events requiring recording or disclosure in the consolidated financial statements for the year ended December 31, 2025. The Company concluded that no events have occurred that would require recognition or disclosure in the consolidated financial statements, except as described below:

(1)

On March 4, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors pursuant to which the Company agreed to sell and issue in a private placement (the “Private Placement Offering”) an aggregate of 500,000 shares of common stock (the “Private Placement Shares”) or pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants” and together with the Private Placement Shares, the “Securities”) in lieu of the Private Placement Shares. at a purchase price of $4.00 per Private Placement Share and $3.9999 per Pre-Funded Warrant. The Pre-Funded Warrants will be immediately exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full. Aggregate gross proceeds to the Company in respect of the Private Placement Offering are expected to be approximately $2.0 million, before deducting offering expenses payable by the Company. The Private Placement Offering and the issuance of the Securities is expected to close on the effectiveness date of an uplisting of the Company’s common stock to a national securities exchange, subject to the satisfaction of customary closing conditions.

(2)	On March 23, 2026, the Company entered into an earn-out milestone extension agreement with the holders of the Milestone Warrants pursuant to which the Company and the holders of the Milestone Warrants extended the deadline for the Company’s achieving the Earn Out Milestones from December 31, 2025 to December 31, 2026 and amended the first milestone to “A demonstration of wireless charging system capable of charging electric vehicle located inside an automated parking system”. Following the achievement of all of the Earn Out Milestones, the Milestone Warrants will become immediately exercisable on the effectiveness date of an uplisting of the Company’s common stock to a national securities exchange.

(3)	On February 28, 2026, a joint military operation by the United States and Israel was launched against targets in Iran. In response, Iran launched hundreds of ballistic missiles and unmanned aerial vehicles toward Israel and the Persian Gulf states, resulting in civilian casualties and extensive property damage in Israel. Additionally, Hezbollah intensified its attacks from Lebanon, leading to a significant Israeli military response. Following these events, a “special state of emergency” was declared in Israel, involving the closure of Israeli airspace, restrictions on public gatherings, temporary closures or reduced operating hours of various businesses, and a massive mobilization of reserve forces. These measures have resulted in a partial reduction of domestic economic activity. Since the outbreak of this recent operation on February 28, 2026, the Company’s operations have not been adversely affected, and the Company has not experienced material disruptions to its business operations. The situation remains highly volatile, and the risk of broader regional escalation involving additional actors persists. The Company continues to assess the ongoing effects of the state of war on its financial statements and business operations and will update its estimates or judgments as appropriate.

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

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation and due to the material weaknesses and related control deficiencies described below, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of December 31, 2025.

For the years ended December 31, 2024 and 2023, management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. These control deficiencies constitute material weaknesses in our internal control over financial reporting we continue to enhance our internal control environment as part of our remediation efforts. In September 2025, we appointed a new Chief Executive Officer and Chief Financial Officer and hired additional full-time accounting and financial staff with appropriate public company experience and technical accounting knowledge. We have begun building and documenting internal control policies and procedures and designing processes and controls related to the timely closing of our financial books, including assignment of clear responsibilities, appropriate segregation of duties, deadlines and review processes. We also have engaged, and may continue to engage, internal control consultants and other external advisors to assist with our financial reporting risk assessment, the design of controls necessary to mitigate identified risks, documentation of control policies and procedures, and technical accounting support for more complex applications of GAAP.

To mitigate the current limited resources and limited employees, we have historically relied, and may continue to rely, on direct management oversight of transactions, along with the use of external legal, accounting and internal control professionals. While we believe the remediation actions described above have improved our internal control over financial reporting, our remediation efforts are ongoing, including continued enhancement of corporate oversight over process-level controls and governance structures to ensure appropriate assignment of authority, responsibility and accountability. As we continue to grow and further develop our finance and accounting function, we expect to increase segregation of duties and strengthen our internal control framework; however, there can be no assurance that our remediation will be successful or completed within any specific timeframe.

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the year ended December 31, 2025, included in this Annual Report on Form 10-K were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the year ended December 31, 2025, are fairly stated, in all material respects, in accordance with GAAP.

If we fail to remediate these material weaknesses or otherwise maintain effective internal controls over financial reporting in the future, we may be unable to prevent or detect misstatements on a timely basis, which could adversely affect investor confidence, our ability to raise capital, the trading price of our common stock, our operating results and financial condition, and our ability to timely file periodic reports, and could subject us to litigation or regulatory actions and increased remediation costs.

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

Because of the material weakness described above, and based on management’s assessment, as of December 31, 2025, the Company’s internal control over financial reporting was not effective.

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

In September 2025, we appointed a new chief executive officer and new chief financial officer. In connection with these appointments, we also hired additional full time accounting and financial staff with appropriate public company experience and technical accounting knowledge as part of our ongoing efforts to address the material weaknesses and internal control deficiencies that have been identified. Since these appointments, we have started to build internal control policies and procedures, including the design of processes and controls related to timely closing of the financial books, such as the assignment of clear responsibilities, appropriate segregation of duties, deadlines and review process, to improve its internal control over financial reporting.

While we believe the remediation actions described above improved its internal control over financial reporting, we continue to enhance corporate oversight over process-level controls and structures to ensure that there is appropriate assignment of authority, responsibility, and accountability to enable remediation of its material weaknesses. We believe that our remediation plan, including the efforts it as undertaken, will be sufficient to remediate the identified material weaknesses and strengthen its internal control over financial reporting. As we continue to evaluate, and work to improve our internal control over financial reporting, management may determine that additional measures to address control deficiencies or modifications to the remediation plan are necessary.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s fiscal year ended December 31, 2025, that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the name, age and positions of our executive officers and directors.

NAME	Age	POSITION
Yakov Baranes	44	Chief Executive Officer and Director
Tali Dinar	54	Chief Financial Officer
Amitay Weiss*(1)(2)	63	Chairman of the Board of Directors
Liron Carmel*(1)(2)	41	Director
Kineret Tzedef*(1)(2)	45	Director

*	Independent as that term is defined by the rules of the Nasdaq Stock Market.

(1)	To be a member of our audit committee upon the effectiveness of the Uplist.

(2)	To be a member of our compensation committee upon the effectiveness of the Uplist.

Yakov Baranes, Chief Executive Officer, Director

Yakov Baranes has served as our chief executive officer since September 2025 and as a member of our board of directors since April 7, 2023. Mr. Baranes is a Business strategy expert with a demonstrated 11 year history of working with various industries and government entities. Skilled in business strategy planning and implementations on a corporate level and business unit level. Working also with start- up companies in shaping their business plans and supporting their capital raising rounds. Holds a Bachelor of Arts (B.A.) in Economics from the Technion - Israel Institute of Technology and a MBA from IDC, Herzliya.

Tali Dinar, Chief Financial Officer

Tali Dinar serves as our chief financial officer since September 2025 and served as a member of our board of directors between April 7, 2023 until September 8, 2025. Ms. Dinar currently serves as a member of the board of directors of ParaZero Technologies Ltd. (Nasdaq: PRZO beginning February 13, 2022, as a director of Jeffs’ Brands, beginning September 30, 2021, and as a director of Charging Robotics Ltd. since November 2021. Ms. Dinar previously served as Chief Financial Officer of Xylo Technologies Ltd., the Company’s former parent company from 2021 to 2025. Ms. Dinar also served as Chief Financial Officer of Novomic Ltd., a private company between January 2019 and January 2023. She has also served as a member of the board of directors of Micronet Ltd. (TASE: MCRNT) between July 2016 and February 2023. Between 2019 and 2020, Mrs. Dinar served as the Chief Financial Officer of TechCare Corp. (currently Citrine Global Corp.) (OTCQB: CTGL). Between 2009 and 2019, Mrs. Dinar worked at the MICT group and served in various positions, including as Chief Financial Officer of MICT Inc. (Nasdaq: MICT) and as Chief Financial Officer of MICT Telematics Ltd. From 2002 until 2006, Ms. Dinar served as the chief controller of I.T.L. Optronics Ltd. From 1997 until 2000, Ms. Dinar worked in the audit department of Ernst & Young Global. Ms. Dinar is a certified public accountant in Israel and holds a B.A. degree in Accounting and Business Management from The College of Management, Israel.

Amitay Weiss, Chairman of the Board of Directors

Amitay Weiss has served as the chairman of our board of directors since his appointment to our board of directors on January 6, 2022. He has extensive experience as a chairman, director and senior executive of publicly traded companies listed on Nasdaq, the Tel Aviv Stock Exchange and other markets. Mr. Weiss currently serves as President and Chairman of SciSparc Ltd. (Nasdaq: SPRC), having served as Chairman since January 2022 and President since October 2025, and previously as Chief Executive Officer and director from August 2020 to January 2022. He is also Chairman of the Board of Directors of ParaZero Technologies Ltd. (Nasdaq: PRZO), a position he has held since August 2022, and a director since January 2022. Since 2019, he has also been the Chairman of the Board of Directors of Clearmind Medicine Inc. (Nasdaq: CMND). Mr. Weiss has served as Chairman of the Board of Nexentis Technologies Inc. (Nasdaq: NXTS) since May 2021 and as a director since August 2020, and as Chairman of the Board of Maris-Tech Ltd. (Nasdaq: MTEK) since March 2023, having served as a director since February 2022. He is also a director of Jeff Brands Ltd. (Nasdaq: JFBR) since August 2022 and Soltera Ltd. (formerly i-Ai Systems Ltd.) since September 2022 (except for November and December 2024). Mr. Weiss has also served as a member of the board of director of Viewbix Inc. (Nasdaq: VBIX) since September 2022. In addition, Mr. Weiss has served as an external director of Risdor Development Ltd. (TASE) since September 2025 and as a director of Tomer Ltd., an Israeli government-owned defense technology company, since 2024. Mr. Weiss also serves as Chairman of the Board of Laminerra Ltd. (formerly ABI Energy Ltd.), a private energy company, since November 2021, and as Chief Executive Officer and a director of Tzemach Investment House Ltd., a private investment firm, since July 2021. During the past five years, Mr. Weiss has held a number of additional senior roles in public companies, including as Chief Executive Officer of Gix Internet Ltd. (formerly Algomizer Ltd.) in September 2022 and as a director from March 2019 to September 2022, as Chairman of the Board of Infimer Ltd. from July 2021 through November 2024, as Chairman of the Board of Internet Zahav Ltd. from February 2021 through February 2024, and as Chairman of the Board of Automax Motors Ltd. from March 2021 through October 2025, having also served as a director since March 2021. He also served as Chairman of the Board of Safee Technologies Ltd., a private NFT technology company, from September 2021 through December 2024, as a director of Perihelion Capital Ltd. (TSXV: PCL) from June 2021 through September 2023, and as an external director of Cofix Group Ltd. (TASE: CFCS) from August 2015 through August 2024. Since April 2016, Mr. Weiss has served as Chief Executive Officer of Amitai Weiss Management Ltd., an economic consulting and financial advisory firm. Mr. Weiss holds a B.A. in Economics, an M.B.A. in Finance and Capital Markets, and an LL.B. from Ono Academic College, Israel.

Liron Carmel, Director

Liron Carmel  serves as a member of our board of directors since September 8, 2025. Mr. Carmel has vast experience in business and leadership across multiple industries, including biopharma, internet technology, oil & gas exploration & production, real estate and financial services. Mr. Carmel currently served as a member of the board of directors of Viewbix Inc. (Nasdaq: VBIX) between September 2022 until December 2025 and also served as Chief Executive Officer of Xylo Technologies Ltd. (Nasdaq: XYLO) from 2019 to 2025. In addition, he serves as Chairman of the Israel Tennis Table Association. Mr. Carmel also currently serves as a member of the Board of Directors of several private and public companies, including Gix Internet (TASE: GIX), beginning June 2021, Polyrizon Ltd. (Nasdaq: PLRZ), beginning July 2020 until September 2024 and since January 2025, Jeffs’ Brands Ltd. (Nasdaq: JFBR), beginning January 2021. Mr. Carmel has served as the Chairman of the Board of Directors of Eventer Technologies Ltd. since October 2020 until September 2025 and currently serves as chief executive officer of Eventer Technologies Ltd. since October 2025.

Kineret Tzedef, Director

Kineret Tzedef has served as a member of our board of directors since September 8, 2025. Ms. Tzedef previously served as member of the board of directors of Xylo Technologies Ltd. (Nasdaq: XYLO) from 2019 to 2025 and as an an external director at Automax Ltd. (TASE: AMX) between July 2025 until March 2026 Ms. Tzedef also serves as a director of sports division and served in other positions at Hapoel Organization (Israeli Sport Federation) since 2007. Ms. Tzedef serves as an external director at Upsellon Brands Holdings Ltd. (TASE: UPSL), , and as an external director of Augwind Energy Tech Storage Ltd. (TASE: AUGN). Ms. Tzedef is admitted to the Israel Bar Association since 2014. Ms. Tzedef holds a LL.B. from the Academic Center for Law and Science, Israel and a B.Ed. in Law Study from the Academic College at Wingate, Israel.

Family Relationships

There are no family relationships among any of the Company’s directors and officers.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years that are material to an evaluation of the ability or integrity of any director or officer relating to such director or officer being convicted in a criminal proceeding, being a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Arrangements between Officers and Directors

To our knowledge, there is no arrangement or understanding between any of our officers and any other person, including directors, pursuant to which the officer was selected to serve as an officer. However, some of our directors are also directors or officers of Xylo Technologies Ltd., which is one of our major shareholders.

Board of Directors

There are no agreements with respect to the election of directors.

Director Independence

Our Board of Directors has determined that Amitay Weiss, Liron Carmel and Kineret Tzedef do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that each of these directors is “independent” as that term is defined under the Nasdaq rules and Rule 10A-3 promulgated under the Exchange Act.

Composition of the Board of Directors

Under our Certificate of Incorporation and Bylaws, the number of directors on our Board of Directors is determined by our Board of Directors. The directors shall be elected at the annual meeting of the stockholders and each director shall be elected to serve until his successor shall be elected and shall qualify or until his earlier resignation or removal.

Committees of the Board

Audit Committee

Upon the closing of the Uplist, our audit committee will be comprised of Amitay Weiss, Liron Carmel and Kineret Tzedef. Amitay Weiss will serve as chairman of the audit committee. The audit committee will be responsible for retaining and overseeing our independent registered public accounting firm, approving the services performed by our independent registered public accounting firm and reviewing our annual financial statements, accounting policies and our system of internal controls. The audit committee will act under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the audit committee’s composition and meetings. The audit committee charter will be available on our website www.chargingrobotics.com.

The Board of Directors has determined that each member of the audit committee is “independent,” as that term is defined by applicable SEC rules. In addition, the Board of Directors has determined that each member of the audit committee is “independent,” as that term is defined by the rules of the Nasdaq Stock Market.

The Board of Directors has determined that Amitay Weiss is an “audit committee financial expert” serving on its audit committee, and is independent, as the SEC has defined that term in Item 407 of Regulation S-K.

Compensation Committee

Upon the closing of the Uplist, our compensation committee will be comprised of Amitay Weiss, Liron Carmel and Kineret Tzedef. Liron Carmel will serve as chairman of the compensation committee.

The compensation committee’s roles and responsibilities will include making recommendations to the Board of Directors regarding the compensation for our executives, the role and performance of our executive officers, and appropriate compensation levels for our CEO, which are determined without the CEO present, and other executives. Our compensation committee will also administer our 2023 Equity Incentive Plan. The compensation committee will act under a written charter, which more specifically sets forth its responsibilities and duties, as well as requirements for the compensation committee’s composition and meetings. The compensation committee charter will be available on our website www.chargingrobotics.com.

Our Board of Directors has determined that all of the members of the compensation committee are “independent” as that term is defined by the rules of the Nasdaq Stock Market.

Director Nominations

We do not have a standing nominating committee. In accordance with Nasdaq Rule 5605(e)(2), upon the effectiveness of the Uplist, a majority of the independent directors may recommend a director nominee for selection by our Board of Directors. Our Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

Our Board of Directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders). Our stockholders that wish to nominate a director for election to Our Board of Directors should follow the procedures set forth in our bylaws.

Code of Conduct and Ethics

Our Board of Directors has approved a Code of Business Conduct and Ethics that will apply to all our employees upon the effectiveness of the Uplist. . The text of the Code of Business Conduct and Ethics will be publicly available on our website at www.chargingrobotics.com. Information contained on, or that can be accessed through, our website does not constitute a part of this prospectus and is not incorporated by reference herein. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive and financial officers will be posted on the “Investors” section of our website at www.chargingrobotics.com or will be included in a Current Report on Form 8-K, which we will file within four business days following the date of the amendment or waiver.

Board’s Role in Risk Oversight.

Our Board of Directors assess on an ongoing basis the risks faced by us. These risks include financial, technological, competitive, and operational risks. Upon the effectiveness of the Uplist, our audit committee will be responsible for the assessment and oversight of the Company’s financial risk exposures.

Insider Trading Policy

We have adopted an insider trading policy and procedures applicable to our and our directors’, officers’ and employees’ purchase, sale or other disposition of our securities that we believe are reasonably designed to promote compliance with insider trading laws, rules and regulations. This policy and the procedures are set forth in our Insider Trading Compliance Policy included as Exhibit 19.1 to our most recent Annual Report on Form 10-K.

Clawback Policy

We have adopted an Executive Officer Clawback Policy, or the Clawback Policy, to be effective upon the effectiveness of the Uplist, in accordance with the Nasdaq listing standards and Exchange Act Rule 10D-1, which will apply to our current and former executive officers. Under the Clawback Policy, we will be required to recoup the amount of any Erroneously Awarded Compensation (as defined in the Clawback Policy) on a pre-tax basis within a specified lookback period in the event of any Accounting Restatement (as defined in the Clawback Policy), subject to limited impracticability exception.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following sets forth the compensation paid by us to our named executive officers, during the years ended December 31, 2025, and December 31, 2024.

Name and Principal Position	Year	Salary ($) (1)		Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	All Other Compensation ($) (2)	Total ($)
Yakov Baranes (3)	2025	52,000		-	-	-	-	52,000
Chief Executive Officer	2024	49,000		-	-	-	-	49,000

Tali Dinar (4)	2025	59,700	(5)	-	-	-	4,800	64,500
Chief Financial Officer	2024	-		-	-	-	-	-

Hovav Gilan (6)	2025	58,000		-	-	-	-	58,000
Former Chief Executive Officer	2024	80,000		-	-	-	-	80,000

Gadi Levin (7)	2025	36,000		-	-	-	-	36,000
Former Chief Financial Officer	2024	36,000		-	-	-	-	36,000

(1)	Salary for the years 2025 and 2024 are based on average US$/NIS representative exchange rates of NIS 3.45 and NIS 3.7 respectively.

(2)	“All Other Compensation” consists of automobile related expenses.

(3)	Mr. Baranes’ tenure as Chief Executive Officer began on September 8, 2025. In 2024 and through September 7, 2025, Mr. Baranes received payments from the company as a part-time consultant.

(4)	Ms. Dinar’s tenure as Chief Financial Officer began on September 8, 2025.

(5)	Includes manager’s insurance, education funds and tax payments in respect of social benefits, which are customary benefits provided to employees based in Israel. Manager’s insurance is a combination of severance savings (in accordance with Israeli law), defined contribution tax-qualified pension savings and disability insurance premiums. An education fund is a savings fund of pre-tax contributions to be used after a specified period of time for educational or other permitted purposes

(6)	Mr. Gilan’s tenure as Chief Executive Officer ended on September 8, 2025.

(7)	Mr. Levin’s tenure as Chief Financial Officer ended on September 8, 2025.

Agreements with Named Executive Officers

Yakov Baranes

Charging Israel previously entered into an agreement with Yakov Baranes, or the Baranes Employment Agreement, that sets forth the general terms and conditions of Mr. Baranes’ engagement with Charging Israel pursuant to which Mr. Baranes agreed to serve as the chairman of the board of directors of Charging Israel and undertake such other duties and powers that are reasonably consistent with the business strategy as may be reasonably requested from time to time. Pursuant to the terms of the Baranes Employment Agreement, Mr. Baranes will receive NIS 15,000 per month as his base salary. The Baranes Employment Agreement became effective on May 1, 2025, and shall continue until such time either party provides written notice to the other party at least one month in advance of the termination of such agreement.

Tali Dinar

On September 8, 2025, we entered into a management agreement with Tali Dinar, or the Dinar Employment Agreement, pursuant to which Ms. Dinar will serve as our Chief Financial Officer. Pursuant to the terms of the Dinar Employment Agreement, Ms. Dinar will receive NIS 40,000 per month as her base salary and shall be eligible to receive such bonus as determined by the Company. The term of the Dinar Employment Agreement shall be effective as of September 8, 2025, and shall continue until such time either party provides written notice to the other party at least 90 days in advance of the termination of such agreement. The Company may also terminate Ms. Dinar’s employment without prior written notice (or payment in lieu of such notice) for Cause (as defined in the Dinar Employment Agreement).

Outstanding Equity Awards at Fiscal Year-End

During the years ended December 31, 2025, and December 31, 2024, our executive officers have neither been granted any options, nor did any unvested stock or options granted to executive officers vest. As of the date of this report, our executive officers do not have any stock options or unvested shares of stock of the Company.

Director Compensation

The following table sets forth compensation information for our non-employee directors for the year ended December 31, 2025.

Name	Fees earned or paid in cash ($)	Option awards ($)	Total ($)
Yakov Baranes	9,000	-	9,000
Eliyahu Yoresh (1)	6,000	-	6,000
Amitay Weiss	9,000	-	9,000
Tali Dinar (2)	6,000	-	6,000
Liron Carmel (3)	3,000	-	3,000
Kineret Tzedef (4)	3,000	-	3,000

(1)	Mr. Yoresh resigned from our board on September 8, 2025.

(2)	Ms. Dinar resigned from our board on September 8, 2025 in connection with her appointment as our chief financial officer.

(3)	Mr. Carmel was appointed to our board on September 8, 2025.

(4)	Ms. Tzedef was appointed to our board on September 8, 2025

We compensate our non-employee directors for their service as a member of our board.

Each non-employee director is entitled to receive a monthly fee of $750. Non-employee directors are also reimbursed for their travel and reasonable out-of-pocket expenses incurred in connection with attending board and committee meetings, to the extent that attendance is required by the board or the committee(s) on which that director serves.

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

Name of Beneficial Owner(1)	Shares of Common Stock Beneficially Owned		Percentage of Common Stock Owned(1)
Principal Stockholders:
E.G. Europe Properties Ltd	947,515	(2)	8.43%
L.I.A. Pure Capital Ltd	1,106,405	(3)	9.84%
Capitalink Ltd	1,095,000	(4)	9.74%
Orly Aronson	572,223	(5)	5.09%
Nissim Daniel	591,412	(6)	5.26%
Yehonatan Krasney	801,477	(7)	7.13%
Weijian Zhou	887,080	(8)	7.89%
Viki Haakmon	570,000	(9)	5.07%
Executive officers and directors:
Yakov Baranes	16,000	(10)	* %
Tali Dinar	-		-%
Amitay Weiss	-		-%
Liron Carmel	44,834	(11)	* %
Kineret Tzedef	-		-%
All Executive Officers and Directors as a Group (5 persons)	60,834		* %

*	Less than 1%

(1)	The calculation in this column is based upon 11,246,252 shares of common stock outstanding on March 19, 2026. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to the subject securities. Shares of common stock that are currently exercisable or exercisable within 60 days of March 19, 2026, are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage beneficial ownership of such person, but are not treated as outstanding for the purpose of computing the percentage beneficial ownership of any other person.

(2)	Consists of 947,515 shares of common stock. Eyal Gohar is the control person of E.G Europe Properties Ltd. The address of E.G Europe Properties Ltd is 9 Arie Discenchik Street, Tel Aviv, Israel.

(3)	Consists of (i) 1,106,405 shares of common stock. Does not include (i) 100,000 shares of common stock issuable upon the exercise of warrants in respect of the Facility Warrants that will become immediately exercisable upon the effectiveness of the Uplist, (ii) 2,954,835 shares of common stock issuable upon the exercise of milestone warrants that will become immediately exercisable upon the effectiveness of the Uplist and (iii) 250,000 shares of common stock issuable upon the issuance of PIPE Shares or the exercise of PIPE Pre-Funded Warrants issued in lieu thereof following the effectiveness of the Uplist in connection with the March 2026 Private Placement. L.I.A. Pure Capital Ltd. was a lender in the Credit Facility and a Revoltz Shareholder in the Securities Exchange Agreement. All of the warrants have a blocker provision that subject the exercise/conversion of such securities to a 4.99% beneficial ownership limitation. Kfir Silberman is the officer, sole director, chairman of the board of directors and controlling shareholder of L.I.A. Pure Capital Ltd., and its address is 20 Raoul Wallenberg Street, Tel Aviv, Israel 6971916.

(4)	Consists of (i) 1,018,513 shares of common stock and (ii) 76,487 shares of common stock are owned by Lavi Krasney. Does not include (i) 100,000 shares of common stock issuable upon the exercise of warrants in respect of the Facility Warrants that will become immediately exercisable upon the effectiveness of the Uplist, (ii) 2,954,835 shares of common stock issuable upon the exercise of milestone warrants that will become immediately exercisable upon the effectiveness of the Uplist and (iii) 250,000 shares of common stock issuable upon the issuance of PIPE Shares or the exercise of PIPE Pre-Funded Warrants issued in lieu thereof following the effectiveness of the Uplist in connection with the March 2026 Private Placement. Capitalink was a lender in the Credit Facility. All of the warrants have a blocker provision that subject the exercise/conversion of such securities to a 4.99% beneficial ownership limitation. Lavi Krasney is the officer, sole director, chairman of the board of directors and controlling shareholder of Capitalink Ltd. (“Capitalink”), and its address is 20 Raoul Wallenberg Street, Tel Aviv, Israel 6971916.

(5)	Consists of 572,223 shares of common stock.

(6)	Consists of 591,412 shares of common stock.

(7)	Consists of 801,477 shares of common stock.

(8)	Consists of 887,080 shares of common stock.

(9)	Consists of 570,000 shares of common stock.

(10)	Consists of 16,000 shares of common stock.

(11)	Consists of 44,834 shares of common stock.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future. We have no knowledge of any arrangements, including any pledge by any person of our securities, the operation of which may at a subsequent date result in a change in the Company’s control.

Securities Authorized for Issuance Under Equity Compensation Plans

On July 25, 2023, our Board of Directors approved the Company’s 2023 Equity Incentive Plan, which was approved by our stockholders on July 16, 2023, together with the Company’s Sub-Plan – Israeli Taxpayers. The 2023 Equity Incentive Plan initially authorized the issuance of up to 1,372,656 shares of common stock. As of the date hereof, 1,372,656 shares of common stock are reserved for future issuance under the 2023 Equity Incentive Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

There are no other transactions involving the Company and any of its officers, directors, majority shareholders or other related persons or control persons that require disclosure pursuant to Item 404(d) of Regulation S-K (§ 229.404(d)). We do not have an established policy regarding related transactions.

Employment Agreements

We have entered into written employment agreements with each of our executive officers. These agreements generally provide for notice periods of varying duration for termination of the agreement by us or by the relevant executive officer, during which time the executive officer will continue to receive base salary and benefits. We have also entered into customary non-competition, confidentiality of information and ownership of inventions arrangements with our executive officers. However, the enforceability of the noncompetition provisions may be limited under applicable law.

Director and Officer Indemnification and Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements, among other things, require us or will require us to indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer.

We also maintain an insurance policy that insures our directors and executive officers against certain liabilities, including liabilities arising under applicable securities laws.

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

Director Independence

See “Item 10. Directors, Executive Officers and Corporate Governance” above for a discussion regarding the independence of the members of our board of directors.

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

The following table provides information regarding fees paid or to be paid by us to Brightman Almagor Zohar & Co. and Elkana Amitai, CPA For the Years Ended December 31, 2025 and 2024:

Fee Category	2025	2024
Audit Fees	$110,000	$95,000
Tax Fees	$-	$-
Audit-related Fees	$15,000	$-
Total Fees	$125,000	$95,000

Audit Fees: Audit Fees consist of fees billed for professional services performed by our independent registered public accounting firms for the audit of our annual financial statements.

Tax Fees: Tax Fees may consist of fees for professional services, including tax and VAT consulting and compliance performed by our independent registered public accounting firms provided during the period.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Documents filed as part of report:

1. Financial Statements

The following financial statements are included herein:

2. Financial Statement Schedules

None

3. Exhibits

See Index to Exhibits

ITEM 16. FORM 10-K SUMMARY

Not applicable

Charging Robotics Inc.

Index to Exhibits

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company (included as Exhibit 3.1.1 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

3.2	Amendment to Certificate of Incorporation of the Company (included as Exhibit 3.2 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

3.3	Restated Certificate of Incorporation of the Company (included as Exhibit 3.1.3 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

3.4	Amended and Restated Certificate of Incorporation of the Company (included as part of Exhibit A to our DEF 14C filed with the Securities and Exchange Commission on August 9, 2023, and incorporated herein by reference)

3.5	Amended and Restated Certificate of Incorporation of the Company (included as part of Exhibit A to our DEF 14C filed with the Securities and Exchange Commission on October 28, 2024, and incorporated herein by reference)

3.6	Bylaws of the Company (included as Exhibit 3.2.1 to our Form 10-12G filed with the Securities and Exchange Commission on March 8, 2021, and incorporated herein by reference)

4.1	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (included as Exhibit 4.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025, and incorporated herein by reference)

10.1	Charging Robotics, Inc. 2023 Equity Incentive Plan (included as Exhibit B-1 to our Information Statement on Schedule DEF 14C filed with the Securities and Exchange Commission on August 9, 2023, and incorporated herein by reference)

10.2	Securities Exchange Agreement (included as Exhibit 10.1 to our 8-K filed with the Securities and Exchange Commission on March 28, 2023, and incorporated herein by reference)

10.3	Form of Facility Agreement, dated June 8, 2025 (included as Exhibit 10.1 to our 8-K filed with the Securities and Exchange Commission on June 9, 2025, and incorporated herein by reference)

10.4	Form of Facility Warrant (included as Exhibit 10.2 to our 8-K filed with the Securities and Exchange Commission on June 9, 2025, and incorporated herein by reference)

10.5	Securities Exchange Agreement, by and between Charging Robotics Inc., Revoltz Ltd. and the shareholders of Revoltz Ltd., dated June 24, 2025 (included as Exhibit 10.1 to our 8-K filed with the Securities and Exchange Commission on June 30, 2025, and incorporated herein by reference)

10.6	Form of Securities Purchase Agreement, dated March 4, 2026, by and between Charging Robotics Inc. and the purchaser parties thereto (included as Exhibit 10.1 to our 8-K filed with the Securities and Exchange Commission on March 4, 2026, and incorporated herein by reference)

10.7	Form of Pre-Funded Warrant (included as Exhibit 10.2 to our 8-K filed with the Securities and Exchange Commission on March 4, 2026, and incorporated herein by reference)

10.8	Form of Registration Rights Agreement (included as Exhibit 10.3 to our 8-K filed with the Securities and Exchange Commission on March 4, 2026, and incorporated herein by reference)

10.9	Earn Out Milestone Extension Agreement (included as Exhibit 10.1 to our 8-K filed with the Securities and Exchange Commission on March 23, 2026, and incorporated herein by reference)

10.10	Form of Milestone Warrant (included as Exhibit 10.2 to our 8-K filed with the Securities and Exchange Commission on March 23, 2026, and incorporated herein by reference)

16.1	Letter from Elkana Amitai CPA, addressed to the Securities and Exchange Commission, dated March 12, 2025 (included as Exhibit 16.1 to our 8-K filed with the Securities and Exchange Commission on March 12, 2025, and incorporated herein by reference)

19.1	Insider Trading Policy (included as Exhibit 19.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2025, and incorporated herein by reference)

21.1	List of Subsidiaries (included as Exhibit 21.1 to our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 12, 2024, and incorporated herein by reference)

31.1*	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)

31.2*	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 and Rule 13a–14(a)/15d–14(a)

32.1*	Section 1350 Certification of the Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Section 1350 Certification of the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document**

101.SCH*	Inline XBRL Taxonomy Extension Schema Document**

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document**

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document**

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 and 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 23rd day of March, 2026.

CHARGING ROBOTICS INC.

/s/ Yakov Baranes
Yakov Baranes Chief Executive Officer (Principle Executive Officer)

/s/ Tali Dinar
Tali Dinar
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Yakov Baranes	Chief Executive Officer and Director	March 23, 2026
Yakov Baranes	(Principle Executive Officer)

/s/ Tali Dinar	Chief Financial Officer	March 23, 2026
Tali Dinar	(Principal Financial and Accounting Officer)

/s/ Amitay Weiss	Chairman of the Board of Directors	March 23, 2026
Amitay Weiss

/s/ Liron Carmel	Director	March 23, 2026
Liron Carmel

/s/ Kineret Tzedef	Director	March 23, 2026
Kineret Tzedef