Form 10-Q
period 2026-03-31
Charging Robotics Inc.
filed 2026-05-14
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of March 31, 2026, and May 14, 2026, there were 11,246,252 shares of common stock, $0.0001 par value per share, issued and outstanding.

INTRODUCTION

In this Quarterly Report on Form 10-Q, unless the context requires otherwise, the terms “we,” “our,” “us,” “the Company,” or “Charging Robotics” refer to Charging Robotics Inc. (formerly Fuel Doctor Holdings, Inc.), a Delaware corporation, its wholly-owned subsidiary, Charging Robotics Ltd., an Israeli company, and its majority-owned subsidiary, Revoltz Ltd., an Israeli company. References to “CR Israel” refer to Charging Robotics Ltd. and references to “Revoltz” refer to Revoltz Ltd.

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for the period ended on March 31, 2026, are translated using the rate of NIS 3.165 to $1.00, based on the exchange rate reported by the Bank of Israel on that date.

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

The foregoing does not represent an exhaustive list of matters that may be covered by the forward-looking statements contained herein or risk factors that we are faced with that may cause our actual results to differ from those anticipated in our forward-looking statements. For a discussion of these and other risks that relate to our business and investing in our common stock, you should carefully review the risks and uncertainties described in this Quarterly Report on Form 10-Q, and those described from time to time in our future reports filed with the SEC. The forward-looking statements contained in this Quarterly Report on Form 10-Q are expressly qualified in their entirety by this cautionary statement. We do not undertake any obligation to publicly update any forward-looking statement to reflect events or circumstances after the date on which any such statement is made or to reflect the occurrence of unanticipated events.

CHARGING ROBOTICS INC.

i

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2026

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands
(Except share and per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$25	$58
Other accounts receivable	252	197
Total current assets	277	255

Non-current assets:
Intangible assets, net (Note 4)	6,824	6,976
Goodwill (Note 3)	1,772	1,772
Fixed assets, net	1	2
Other non-current assets	43	50
Total non-current assets	8,640	8,800

TOTAL ASSETS	$8,917	$9,055

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$132	$125
Other current liabilities	902	810
Short term loans	1,526	1,195
Payables to related parties (Note 5)	155	141
Total current liabilities	2,715	2,271

Non-current liabilities:
Deferred tax liability (Note 3)	1,569	1,604
Other non-current liabilities	$36	$36
Total non-current liabilities	1,605	1,640
Total liabilities	$4,320	$3,911

Stockholders’ equity (Note 6)
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.0001, 50,000,000 shares authorized, 11,246,252 shares issued and outstanding at March 31, 2026 and December 31, 2025	1	1
Additional paid-in capital	5,176	5,172

Accumulated other comprehensive loss	(271)	(286)
Accumulated deficit	(3,835)	(3,295)
Total stockholders’ equity attributable to the Company	1,071	1,592
Non-controlling interests	3,526	3,552
Total stockholders’ equity	4,597	5,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,917	$9,055

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Three months ended March 31,
	2026	2025

Research and development costs, net	$200	$72
General and administrative costs	381	149
Total operating expenses	581	221

Operating loss	$(581)	$(221)

Financial expenses, net	(32)	(9)
Equity in losses from investment in affiliate	-	(4)
Loss before income tax	(613)	(234)

Tax income	35	-
Net loss	$(578)	$(234)

Net loss attributable to non-controlling interest	(38)	-
Net loss attributable to the Company	(540)	(234)

Other comprehensive income (loss)	(6)	11
Total comprehensive loss	(584)	(223)

Comprehensive loss attributable to non-controlling interests	(59)	-

Comprehensive loss attributable to the Company	$(525)	$(223)

Basic and diluted loss per common stock	$(0.05)	$(0.02)

Weighted average common stock outstanding	11,246,252	9,615,321

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Common stock		Additional Paid in	Receipt on account of	Accumulated other comprehensive	Accumulated	Total Shareholders’
	Number	Amount	capital	shares	loss	Deficit	Deficit

Balance as of January 1, 2025	9,564,351	$1	$2,324	$-	$(30)	(2,908)	$(613)
Issuance of common stock in a private placement offering	266,597	(*)	255		-	-	255
Receipt on account of shares	-	-	-	50	-	-	50
Total comprehensive loss	-	-	-	-	11	(234)	(223)
Balance as of March 31, 2025	9,830,948	$1	$2,579	$50	$(19)	(3,142)	$(531)

	Common Stock		Additional Paid in	Receipt on Account of	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholder’s Equity
	Number	Amount	Capital	Shares	Loss	Deficit	Interests	(Deficit)
Balance as of January 1, 2026	11,246,252	$1	$5,172	$-	$(286)	$(3,295)	$3,552	$5,144

Transactions with non-controlling interests	-	-	4	-	-	-	33	37
Total comprehensive income	-	-	-	-	15	(540)	(59)	(584)
Balance as of March 31, 2026	11,246,252	$1	$5,176	$-	$(271)	$(3,835)	$3,526	$4,597

(*)	Less than $1 thousand.

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Three months ended
	March 31,
	2026	2025
CASH FLOWS USED IN OPERATING ACTIVITIES:

Net loss	$(578)	$(234)
Adjustments to reconcile net loss to net cash used in operating activities:

Equity in losses from investment in affiliate	-	4
Non-cash interest expenses (income),net	54	(2)

Amortization of technology	152	-
Transactions with non-controlling interests	19	-
Changes in operating assets and liabilities:
Increase in other accounts receivable	(55)	(13)
Increase (decrease) in payables to related parties	14	(15)
Increase in accounts payable	7	10
Decrease in deferred tax liability	(35)	-
Increase in other current liabilities	89	52

Net cash used in operating activities	(333)	(198)

CASH FLOWS FROM INVESTING ACTIVITIES:

Net cash provided by investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in a private placement offering	-	255
Loans to an affiliate	-	(10)
Receipt on account of shares	-	50
Proceeds from short term loans received	300	-
Net cash provided by financing activities	300	295

Net increase (decrease) in cash	(33)	97
Cash at beginning of period	58	175
Effect of changes in foreign exchange rates	-	9

Cash at end of period	$25	$281

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

CR Ltd. was formed in February 2021, as an Israeli corporation, with the main goal of developing an innovative wireless electric vehicles (EV) charging technology. At the heart of the technology is a wireless power transfer module that uses resonance coils to transfer electricity wirelessly. This module can be used for various products such as robotic and stationary platforms. The robotic platform includes a component which is small enough to fit under the vehicle, and which automatically positions itself for maximum-efficiency charging, and upon charging completion automatically returns to its docking station. CR Israel also developed a Wireless EV Charging System for automatic parking lots based on its wireless electricity transfer module.

C.	On November 22, 2023, the Company announced that CR Ltd. received approval for funding from the Israel Innovation Authority (the “IIA”) for a pilot project to include installing and demonstrating its solution for wireless charging of EVs in automated parking systems (“APS”). The total approved budget for this project was approximately $445, of which the IIA would finance 50%. The Company is now engaged in the pilot project to implement the solution in an APS in Tel Aviv. As of December 31, 2025, CR Israel received a total of $166 from the IIA.

D.	On August 28, 2023, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), to (i) change its name to Charging Robotics Inc. (the “Name Change”); and (ii) effect a one-for-one hundred fifty reverse stock split (the “Reverse Stock Split”) of its outstanding shares of common stock. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 1 – GENERAL (Continued)

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

E.	On April 24, 2021, CR Ltd. invested $250 representing 19.99% of the share capital of Revoltz Ltd. (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets. As of June 24, 2025, CR Ltd. held 18.33% of the outstanding ordinary shares of Revoltz. On June 24, 2025, the Company entered into a securities exchange agreement (the “Revoltz Exchange Agreement”) with Revoltz and three shareholders of Revoltz (the “Exchanging Shareholders”) and acquired 32.74% of the outstanding ordinary shares of Revoltz. After the acquisition, the Company together with CR Ltd holds 51.07% of the outstanding ordinary shares of Revoltz. See also Note 3.

F.	In addition to the acquisition detailed above, during the year ended December 31, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering total proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

G.	On June 8, 2025, the Company entered into facility loan agreements (the “Facility Loan Agreements”) with two lenders pursuant to which the Company may draw down from time to time in whole or in part, upon its request, an amount of up to $1,500 from each lender, for a maximum total of $3,000, from the period beginning on the effectiveness date of an uplisting of the Company’s shares of common stock to a national securities exchange (the “Uplist Date”), unless otherwise agreed to by the lenders to permit a drawdown prior to the Uplist Date, and ending on the earlier to occur of (i) such date that facility loan amount has been drawn down in full and (ii) upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million. The interest on the Facility Loan Agreements is 12% per annum. As of March 31, 2026, the Company drew down $938 from the Facility Loan Agreements.

As part of the Facility Loan Agreements, the Company issued 100,000 warrants to each of the two lenders (the “Facility Warrants”), for an aggregate of 200,000 Facility Warrants. The Facility Warrants will become exercisable on the Uplist Date, have an exercise price of $15 per share and have a term of 5 years from the Uplist Date.

H.	On March 4, 2026, the Company entered into a securities purchase agreement (the “Purchase Agreement”) with certain accredited investors pursuant to which the Company agreed to sell and issue in a private placement (the “Private Placement Offering”) an aggregate of 500,000 shares of common stock (the “Private Placement Shares”) or pre-funded warrants to purchase shares of common stock (the “Pre-Funded Warrants” and together with the Private Placement Shares, the “Securities”) in lieu of the Private Placement Shares. at a purchase price of $4.00 per Private Placement Share and $3.9999 per Pre-Funded Warrant. The Pre-Funded Warrants will be immediately exercisable upon issuance at an exercise price of $0.0001 per share and will not expire until exercised in full. Aggregate gross proceeds to the Company in respect of the Private Placement Offering are expected to be approximately $2.0 million, before deducting offering expenses payable by the Company. The Private Placement Offering and the issuance of the Securities is expected to close on the effectiveness date of an uplisting of the Company’s common stock to a national securities exchange, subject to the satisfaction of customary closing conditions.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 1 – GENERAL (Continued)

I.	The consolidated financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and meet its obligations in the normal course of business for the foreseeable future.

Since its inception, the Company has devoted substantially all its efforts to research and development. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of March 31, 2026, the Company had an accumulated deficit of approximately $3,835. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

J.	On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. On April 8, 2026, the United States and Iran agreed to a two-week ceasefire. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. The intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. Since the outbreak of this recent operation on February 28, 2026, the Company’s operations have not been adversely affected, and the Company has not experienced material disruptions to its business operations. The situation remains highly volatile, and the risk of broader regional escalation involving additional actors persists. The Company continues to assess the ongoing effects of the state of war on its financial statements and business operations and will update its estimates or judgments as appropriate.

NOTE 2 – UNAUDITED INTERIM CONDENSED FINANCIAL STATEMENTS

a.	Unaudited Interim Financial Statements

The accompanying unaudited interim condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of U.S. Securities and Exchange Commission Regulation S-X. Accordingly, they do not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included (consisting only of normal recurring adjustments except as otherwise discussed). For further information, reference is made to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

Operating results for the three months ended March 31, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

NOTE 3 – ACQUISITION OF REVOLTZ (Continued)

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

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 4 – INTANGIBLE ASSETS, NET

On March 31, 2026, intangible assets consisted of the following:

	Unaudited
	Cost	Accumulated amortization	Net	Amortization period (in years)
Technology	7,279	(455)	6,824	12
Total intangible assets	$7,279	$(455)	$6,824

Amortization expense was $152 for the period of three months ended March 31, 2026.

On December 31, 2025, intangible assets consisted of the following:

	Audited
	Cost	Accumulated amortization	Net	Amortization period (in years)
Technology	7,279	(303)	6,976	12
Total intangible assets	$7,279	$(303)	$6,976

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

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 5 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties other than the credit line facility.

Payables to related parties:

	March 31,	December 31,
	2026	2025
	Unaudited	Audited
Consulting fees to executive officers	$24	$23
Directors	131	118

	$155	$141

b.	On August 18, 2025, Revoltz signed an employment agreement with its chief executive officer (the “Revoltz CEO”) pursuant to which the Revoltz CEO is engaged by Revoltz on a full-time basis. Previously, the Revoltz CEO was employed by Revoltz under a consultant service agreement. Pursuant to the to the agreement, following the completion of the uplisting of the Company’s shares of common stock the Nasdaq Stock Market (the “Uplist”), the Revoltz CEO shall be entitled to participate in the Company 2023 Equity Incentive Plan. The Revoltz CEO will be granted an aggregate of 491,547 restricted stock units (“RSUs”) consisting of (i) 196,619 RSUs, which shall vest in fully immediately upon the completion of the Uplist and (ii) 294,928 RSUs shall vest equally on an annual basis, 1/3 at the end of each 12 month period after the Uplist. In connection with the entry in the employment agreement, the Revoltz CEO waived all claims or demands against Revoltz, the Company or any of their officers, directors, or stockholders, in connection with any services previously provided by him to Revoltz up to the effective date of the employment agreement. The Revoltz CEO further irrevocably confirmed that no sums are owed to him in connection with the performance or termination of any such past services, including, without limitation, expense reimbursements, and any debts.

NOTE 6 – COMMON STOCK AND PREFERRED SHARES

a.	The Company’s share capital is as follows:

	March 31, 2026		December 31, 2025
	Unaudited		Audited
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Common stock	50,000,000	11,246,252	50,000,000	11,246,252
Preferred shares	10,000,000	-	10,000,000	-

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

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 6 – COMMON STOCK AND PREFERRED SHARES (Continued)

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

Pursuant to Note 1, upon the consummation of the Acquisition Agreement, CR Ltd. became a wholly-owned subsidiary of the Company and former shareholders of CR Ltd. received 72.88% of the issued and outstanding common stock of the Company. On April 7, 2023, the Acquisition closed, and the former shareholders of CR Ltd. were issued 6,146,188 common stock of the Company.

During the year ended December 31, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering for gross proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings. The Company did not issue any shares of common stock in private placements during the three months ended March 31, 2026.

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

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 6 – COMMON STOCK AND PREFERRED SHARES (Continued)

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

As of March 31, 2026 and December 31, 2025, there are no outstanding stock options in the Company.

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

e.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 7 – SEGMENT REPORTING

Segment information is prepared on the same basis that the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business, makes business decisions and assesses performance. The Company has two reportable segments:

1.	Specializing in development of an innovative wireless electric vehicles (EV) charging technology, as described in Note 1B.

2.	Research, development and production of micro-mobility vehicles for the urban environment for the business and private markets from the acquisition of Revoltz, as described in Note 1.F and Note 3.

	Three months ended March 31, 2026 Unaudited
	Charging Technology	Revoltz Technology	Total

Research and development costs, net	$(48)	(152)	$(200)
General and administrative costs	(302)	(79)	(381)
Financial income expenses, net	(32)	-	(32)
Tax income	-	35	35

Loss	(382)	(196)	(578)

	Three months ended March 31, 2025
	Unaudited
	Charging Technology	Total

Research and development costs, net	$(72)	$(72)
General and administrative costs	(149)	(149)
Share in loss of affiliate	(4)	(4)
Financial expenses, net	(9)	(9)
Loss	(234)	(234)

NOTE 8 – SUBSEQUENT EVENTS

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

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by, our consolidated financial statements (and notes related thereto) and other more detailed financial information appearing elsewhere in this Quarterly Report on Form 10-Q. Consequently, you should read the following discussion and analysis of our financial condition and results of operations together with such financial statements and other financial data included elsewhere in this Quarterly Report on Form 10-Q. Some of the information contained in this discussion and analysis are set forth elsewhere in this Quarterly Report on Form 10-Q, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” section of our most recent Annual Report on Form 10-K for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Our current product, for which we have received initial orders from 3 different Automatic Parking Facilities (APS) suppliers, is a system for wireless charging of EV in APSs. We believe that this product solves a big problem inherent to APS. Since the parking area is not accessible, the driver cannot connect a charging cable when the car is parked in its final position. Upon arrival at the APS, the driver parks the EV on a plate used by the APS to transport the EV to the final parking location. The EV remains on the plate until it is retrieved by the APS when the driver wants to leave the parking. When a driver parks the EV on this plate, they connect a regular charging cable between the EV charging port and a socket installed on the plate. We pre install a wireless electricity receiver on this plate and a wireless electricity transmitter in the final parking position. As the plate and the EV arrive at the final parking position, the system senses the transmitter and receiver are in proximity and the charging process begins. The electricity is transmitted between the building and the plate in a wireless manner – over a distance of about 40mm. The entire process is automatic. Our system is installed in two parts. The electricity receiving component is installed on the plate and consists of a receiving coil and supporting electronics and a socket where the driver connects a cable to the charging socket of the EV. The system’s transmitting component is installed in the APS facility and consists of a transmitting coil and the supporting electronics. As the driver parks the EV and connects the cable from the plate to the EV, he initiates the charging process using our mobile application. Once initiated, the system goes into standby mode. Upon the plate arriving at its final parking location, charging of the EV begins. When the plate and EV are in the final parking position, the transmitting coil and the receiving coil are in proximity and by way of electromagnetic induction, electricity passes from the stationary part (transmitting) of the system to the moving (receiving) part of the system. This enables the charging of EVs in places where drivers cannot enter and manually connect a plug. We have received orders for this system from 3 different customers, all APS providers in Israel. These customers include Electra parking solutions, Parkomot and Parking Design. Electra placed an order for 2 systems (each consists of 1 transmitter and 1 receiver), Parkomot for 1 system and parking design for 12 systems. One of the Electra systems has been installed in a robotic (automatic) parking system in Tel Aviv. The system started initial testing and additional tests will be done once the parking facility is complete and can accommodate electric vehicles. We are waiting for the parking facility to be ready to accommodate vehicles. This is required in order to complete the testing of our system. In parallel, we have used the time to conduct tests of the system in our laboratory and gain more experience and reduce risks by conducting in-house testing of our system. The system ASP (average selling price) is approximately $4,000 US per unit, excluding additional revenue streams such as service, maintenance, and SaaS-based payments.

Since our product is installed in a parking facility, which is a part of a large infrastructure project, we are dependent upon completion of all buildings and the parking facilities before we can complete the installation of our system.

Recent Developments

Securities Exchange Agreement

On June 24, 2025, we entered into a securities exchange agreement (the “Securities Exchange Agreement”) with Revoltz and three shareholders of Revoltz (the “Revoltz Shareholders”) pursuant to which we issued to the Revoltz Shareholders an aggregate of 12.35% of our issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of our common stock in exchange for 32.74% of Revoltz’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 37,476 Revoltz ordinary shares. The transactions contemplated by the Securities Exchange Agreement closed on June 26, 2025, subject to the satisfaction of customary closing conditions, which resulted in Revoltz becoming a majority-owned subsidiary.

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

As of March 31, 2026, the Company drew down $938 thousand from the Facility Loan Agreements.

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

Pursuant to the Acquisition Agreement, we agreed to issue to the former shareholders of CR Ltd. warrants to purchase 6,150,000 shares of common stock (the “Milestone Warrants”), which such Milestone Warrants are issuable upon our achieving each of the three (3) performance milestones (collectively, the “Earn Out Milestones”) as set forth below:

(i)	A demonstration of wireless charging system capable of charging electric vehicle located inside an automated parking system.

(ii)	Conditional Purchase Order for first system for automatic car parks.

(iii)	Commercial agreement for pilot with an organization which was approved by the Company’s board.

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

Results of Operations for the three months ended March 31, 2026 and March 31, 2025

Operating Expenses

Our current operating expenses consist of two components — research and development costs, net, and general and administrative costs. We have not generated revenues for the three months ended March 31, 2026, and March 31, 2025, respectively.

Research and development costs, net

Research and development costs, net for the three months ended March 31, 2026, amounted to $200 thousand, compared to $72 thousand for the three months ended March 31, 2025. The increase is mainly due to the increase in expenses resulting from the consolidation of Revoltz Ltd. (“Revoltz”) into the Company’s financial statements following the Company’s acquisition of Revoltz and also due to increase in amortization of technology in the amount of $152 thousand for the three months ended March 31, 2026.

General and administrative costs

General and administrative costs for the three months ended March 31, 2026, amounted to $381 thousand, compared to $149 thousand for the three months ended March 31, 2025. The increase is due to higher consulting, audit and legal expenses in connection with the proposed uplisting of the Company’s shares of common stock to the Nasdaq Capital Market and due to the increase in expenses resulting from the consolidation of Revoltz into the Company’s financial statements following the Company’s acquisition of Revoltz.

Liquidity and Capital Resources

As of March 31, 2026, and December 31, 2025, the Company’s cash balance was $25 thousand and $58 thousand, respectively.

As of March 31, 2026, and December 31, 2025, the Company’s total assets were $8,917 thousand and $9,055 thousand, respectively.

As of March 31, 2026, the Company had total liabilities of $4,320 thousand that consisted of $1,034 thousand in accounts payable and other current liabilities, $1,526 thousand in short term loans, $155 thousand in payables to related parties, $36 thousand in other non-current liabilities and $1,569 thousand in deferred tax liability .

As of December 31, 2025, the Company had total liabilities of $3,911 thousand that consisted of $935 thousand in accounts payable and other current liabilities, $1,195 thousand in short term loans, $141 thousand in payables to related parties, $36 thousand in other non-current liabilities and $1,604 thousand in deferred tax liability.

As of March 31, 2026, the Company had a negative working capital of $2,438 thousand. As of December 31, 2025, the Company had negative working capital of $2,016 thousand.

On June 8, 2025, the Company entered into the Facility Agreements with the Lenders pursuant to which the Company may draw down the Facility Loan Amount from time to time, in whole or in part, upon the Company’s request, from the period beginning on the Uplist Date and ending on the earlier to occur of (i) such date that the Facility Loan Amount has been drawn down in full and (ii) upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million. As of March 31, 2026, the Company drew down $938 thousand from the Facility Loan Agreements. For additional information, see “Overview—Recent Developments—Credit Facility” above.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of March 31, 2026, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

We have not entered into any transactions with unconsolidated entities in which we have financial guarantees, subordinated retained interests, derivative instruments or other contingent arrangements that expose us to material continuing risks, contingent liabilities or any other obligations under a variable interest in an unconsolidated entity that provides us with financing, liquidity, market risk or credit risk support

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	March 31, 2026	December 31, 2025
	(Unaudited)	(Audited)

Current Assets	$277	$255
Current Liabilities	2,715	2,271
Working Capital	$(2,438)	$(2,016)

Cash Flows

	Three months ended March 31,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows used in operating activities	$(333)	$(198)
Cash flows used in investing activities	-	-
Cash flows from financing activities	300	295
Net increase (decrease) in cash during the period	$(33)	$97

Cash Flows from Operating Activities

During the three months ended March 31, 2026, we had negative cash flow from operations of $333 thousand compared to a negative cashflow of $198 thousand for the three months ended March 31, 2025. The increase resulted mainly from an increase in net loss, amortization of technology and changes in non-cash working capital.

Cash Flows from Investing Activities

During the three months ended March 31, 2026, we had nil cash flow from investing activities, compared to nil cash flow from investing activities for the three months ended March 31, 2025.

Cash Flows from Financing Activities

During the three months ended March 31, 2026, we had a positive cash flow from financing activities of $300 thousand, compared to $295 thousand for the three months ended March 31, 2025. The cash flow from financing activities in the three months ended March 31, 2026, resulted from receipt of short-term loans in the amount of $300 thousand. The cash flow from financing activities in the three months ended March 31, 2025, resulted mainly from the issuance of shares of common stock in a private placement offering for a total of $255 thousand and additional $50 thousand receipt on account of shares.

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

Other Contractual Obligations

As of March 31, 2026, we did not have any material contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, and due to the material weaknesses and related control deficiencies described below, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of March 31, 2026.

For the years ended December 31, 2024 and 2023, management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. These control deficiencies constitute material weaknesses in our internal control over financial reporting we continue to enhance our internal control environment as part of our remediation efforts. In September 2025, we appointed a new Chief Financial Officer and hired additional full-time accounting and financial staff with appropriate public company experience and technical accounting knowledge, and in May 2026, we appointed a new Chief Executive Officer. We have begun building and documenting internal control policies and procedures and designing processes and controls related to the timely closing of our financial books, including assignment of clear responsibilities, appropriate segregation of duties, deadlines and review processes. We also have engaged, and may continue to engage, internal control consultants and other external advisors to assist with our financial reporting risk assessment, the design of controls necessary to mitigate identified risks, documentation of control policies and procedures, and technical accounting support for more complex applications of GAAP.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three months ended March 31, 2026, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three months ended March 31, 2026, are fairly stated, in all material respects, in accordance with GAAP.

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

In connection with this assessment, the Company reports the material weakness, as described below, in internal control over financial reporting as of March 31, 2026. Management has identified material weaknesses regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement for the annual or interim financial statements will not be prevented or detected on a timely basis.

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

In September 2025, we appointed a new chief financial officer, and in May 2026, we appointed a new chief executive officer. In connection with these appointments, we also hired additional full time accounting and financial staff with appropriate public company experience and technical accounting knowledge as part of our ongoing efforts to address the material weaknesses and internal control deficiencies that have been identified. Since these appointments, we have started to build internal control policies and procedures, including the design of processes and controls related to timely closing of the financial books, such as the assignment of clear responsibilities, appropriate segregation of duties, deadlines and review process, to improve its internal control over financial reporting.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the three months period ended March 31, 2026, that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the quarter ended March 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

CHARGING ROBOTICS INC.

Date: May 14, 2026	By:	/s/ Meni Nachmias
		Name:	Meni Nachmias
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tali Dinar
		Name:	Tali Dinar
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)