Form 10-Q
period 2026-06-30
Charging Robotics Inc.
filed 2026-08-13
CIK 1459188

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of June 30, 2026, and August 13, 2026, there were 11,246,252 shares of common stock, $0.0001 par value per share, issued and outstanding.

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

References to “U.S. dollars” and “$” are to currency of the United States of America, and references to “NIS” are to New Israeli Shekels. Unless otherwise indicated, U.S. dollar translations of NIS amounts presented in this Quarterly Report on Form 10-Q for the period ended on June 30, 2026, are translated using the rate of NIS 2.9780 to $1.00, based on the exchange rate reported by the Bank of Israel on that date.

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

As of June 30, 2026

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of June 30, 2026

U.S. dollars in thousands
(Except share and per share data)

(UNAUDITED)

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED BALANCE SHEETS

U.S. dollars in thousands
(Except share and per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$10	$58
Other accounts receivable	336	197
Total current assets	346	255

Non-current assets:
Intangible assets, net (Note 4)	6,672	6,976
Goodwill (Note 3)	1,772	1,772
Fixed assets, net	1	2
Other non-current assets	36	50
Total non-current assets	8,481	8,800

TOTAL ASSETS	$8,827	$9,055

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$168	$125
Other current liabilities	1,145	810
Short term loans	1,766	1,195
Payables to related parties (Note 5)	177	141
Total current liabilities	3,256	2,271

Non-current liabilities:
Deferred tax liability (Note 3)	1,534	1,604
Other non-current liabilities	$39	$36
Total non-current liabilities	1,573	1,640
Total liabilities	$4,829	$3,911

Stockholders’ equity (Note 6)
Preferred shares, par value $0.0001, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, par value $0.0001, 50,000,000 shares authorized, 11,246,252 shares issued and outstanding at June 30, 2026 and December 31, 2025	1	1
Additional paid-in capital	5,180	5,172

Accumulated other comprehensive loss	(457)	(286)
Accumulated deficit	(4,245)	(3,295)
Total stockholders’ equity attributable to the Company	479	1,592
Non-controlling interests	3,519	3,552
Total stockholders’ equity	3,998	5,144

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$8,827	$9,055

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Six months ended		Three months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025

Research and development costs, net	$402	$145	$202	$73
General and administrative costs	714	337	333	188
Total operating expenses	(1,116)	(482)	(535)	(261)

Operating loss	(1,116)	(482)	(535)	(261)

Other income (note 3d)	-	1,287	-	1,287
Financial income (expenses), net	18	(67)	50	(58)
Net income (loss)	(1,098)	738	(485)	968
Equity in losses from investment in affiliate	-	(42)	-	(38)
Income (loss) before income tax	(1,098)	696	(485)	930
Tax income	70	-	35	-
Net income (loss)	(1,028)	696	(450)	930

Net loss attributable to non-controlling interest	(78)	-	(40)	-
Net income (loss) attributable to the Company	(950)	696	(410)	930

Other comprehensive income (loss)	(194)	10	(188)	(1)
Total comprehensive income (loss)	(1,222)	706	(638)	929

Comprehensive loss attributable to non-controlling interests	(101)	-	(42)	-
Comprehensive income (loss) attributable to the Company	(1,121)	706	(596)	929

Basic and diluted income (loss) per common stock	(0.08)	0.07	(0.04)	0.09
Weighted average common stock outstanding	11,246,252	9,756,066	11,246,252	9,893,849

The accompanying notes are an integral part of these consolidated financial statements.

CHARGING ROBOTICS INC.

INTERIM CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Common Stock		Additional Paid in	Receipt on Account of	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholder’s Equity
	Number	Amount	Capital	Shares	Loss	Deficit	Interests	(Deficit)
Balance as of January 1, 2026	11,246,252	$1	$5,172	$-	$(286)	$(3,295)	$3,552	$5,144

Transactions with non-controlling interests	-	-	8	-	-	-	68	76
Total comprehensive income	-	-	-	-	(171)	(950)	(101)	(1,222)
Balance as of June 30, 2026	11,246,252	$1	$5,180	$-	$(457)	$(4,245)	$3,519	$3,998

	Common Stock		Additional Paid in	Receipt on Account of	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholder’s Equity
	Number	Amount	Capital	Shares	Loss	Deficit	Interests	(Deficit)
Balance as of April 1, 2026	11,246,252	$1	$5,176	$-	$(271)	$(3,835)	$3,526	$4,597

Transactions with non-controlling interests	-	-	4	-	-	-	35	39
Total comprehensive income	-	-	-	-	(186)	(410)	(42)	(638)
Balance as of June 30, 2026	11,246,252	$1	$5,180	$-	$(457)	$(4,245)	$3,519	$3,998

The accompanying notes are an integral part of these consolidated financial statements.

	Common Stock		Additional Paid in	Receipt on Account of	Accumulated Other Comprehensive	Accumulated	Non -controlling	Total Stockholder’s Equity
	Number	Amount	Capital	Shares	Loss	Deficit	Interests	(Deficit)
Balance as of January 1, 2025	9,564,351	$1	$2,324	$-	$(30)	$(2,908)	$-	$(613)

Receipt on account of shares	-	$-	-	50	-	-	-	50
Issuance of common stock in a private placement offering	296,899	(*)	306	(50)	-	-	-	256
Acquisition of Revoltz	1,385,002	-	2,324	-	-	-	3,474	5,798
Issuance of warrants	-	-	62	-	-	-	-	62
Transactions with non-controlling interests	-	-	(15)	-	-	-	15	-
Total comprehensive income	-	-	-	-	10	696	-	706
Balance as of June 30, 2025	11,246,252	$1	$5,001	$-	$(20)	$(2,212)	$3,489	$6,259

	Common Stock		Additional Paid in	Receipt on Account of	Accumulated Other Comprehensive	Accumulated	Non- controlling	Total Stockholder’s Equity
	Number	Amount	Capital	Shares	Loss	Deficit	Interests	(Deficit)
Balance as of April 1, 2025	9,830,947	$1	$2,579	$50	$(19)	$(3,142)	$-	$(531)

Issuance of common stock in a private placement offering	30,303	(*)	51	(50)	-	-	-	1
Acquisition of Revoltz	1,385,002	-	2,324	-	-	-	3,474	5,798
Issuance of warrants	-	-	62	-	-	-	-	62
Transactions with non-controlling interests	-	-	(15)	-	-	-	15	-
Total comprehensive income	-	-	-	-	(1)	930	-	929
Balance as of June 30, 2025	11,246,252	$1	$5,001	$-	$(20)	$(2,212)	$3,489	$6,259

(*)	Less than $1

CHARGING ROBOTICS INC.

INTERIM CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

U.S. dollars in thousands
(Except share and per share data)

	Six months ended		Three months ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)	(1,028)	$696	$(450)	$930
Adjustments to reconcile net profit (loss) to net cash (used) in operating activities:
Equity in losses from investment in affiliate	-	42	-	38
Non-cash finance expenses ,net	80	47	26	49
Amortization of technology	304	-	152	-
Transactions with non-controlling interests	38		19
Gain from revaluation of investment in an affiliate	-	(1,287)		(1,287)
Changes in operating assets and liabilities:
Decrease (increase) in other accounts receivable	(140)	1	(84)	14
Increase in payables to related parties	26	262	12	277
Increase in accounts payable	31	18	24	8
Increase (decrease) in other current liabilities	240	(148)	150	(200)
Decrease in deferred tax liability	(70)	-	(35)	-
Increase in other non-current liabilities	3	3	3	3
Net cash used in operating activities	(516)	(366)	(183)	(168)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of Revoltz	-	2	-	2
Net cash provided by investing activities	-	2	-	2

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans received	468	-	168	-
Loans to an affiliate	-	(10)	-	-
Proceeds from issuance of common stock in a private placement offering	-	306	-	1
Net cash provided by financing activities	468	296	168	1

Net Increase (decrease) in cash	(48)	(68)	(15)	(165)
Effect of changes in foreign exchange rates	-	7		(2)
Cash at beginning of period	58	175	25	281
Cash at end of period	$10	$114	$10	$114

NON-CASH TRANSACTIONS: Acquisition of Revoltz
Working capital other than cash	$-	$197	$-	$197
Fixed assets, net	-	(2)	-	(2)
Non-controlling interests	-	3,474	-	3,474
Goodwill	-	(7,377)	-	(7,377)
Gain on previously held equity investment in Revoltz	-	1,287	-	1,287
Derecognition of investment in an affiliate	-	2,423	-	2,423
Total cash from investment in newly consolidated subsidiary	$-	2	$-	2

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

C.	On November 22, 2023, the Company announced that CR Ltd. received approval for funding from the Israel Innovation Authority (the “IIA”) for a pilot project to include installing and demonstrating its solution for wireless charging of EVs in automated parking systems (“APS”). The total approved budget for this project was approximately $445, of which the IIA would finance 50%. The Company is now engaged in the pilot project to implement the solution in an APS in Tel Aviv. As of June 30, 2026, CR Israel received a total of $166 from the IIA.

D.	On August 28, 2023, the Company filed an amended and restated certificate of incorporation (the “Amended and Restated Certificate of Incorporation”), to (i) change its name to Charging Robotics Inc. (the “Name Change”); and (ii) effect a one-for-one hundred fifty reverse stock split (the “Reverse Stock Split”) of its outstanding shares of common stock. Consequently, all share numbers, share prices, and exercise prices have been retroactively adjusted in these consolidated financial statements for all periods presented.

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

E.	On April 24, 2021, CR Ltd. invested $250 representing 19.99% of the share capital of Revoltz Ltd. (“Revoltz”), an Israeli private company focusing on research, development and production of micro-mobility vehicles for the urban environment for the business and the private markets. As of June 24, 2025, CR Ltd. held 18.33% of the outstanding ordinary shares of Revoltz. On June 24, 2025, the Company entered into a securities exchange agreement (the “Revoltz Exchange Agreement”) with Revoltz and three shareholders of Revoltz (the “Exchanging Shareholders”) and acquired 32.74% of the outstanding ordinary shares of Revoltz. After the acquisition, the Company together with CR Ltd holds 51.07% of the outstanding ordinary shares of Revoltz. See also Note 3.

F.	In addition to the acquisition detailed above, during the year ended December 31, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering total proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings.

G.	On June 8, 2025, the Company entered into facility loan agreements (the “Facility Loan Agreements”) with two lenders pursuant to which the Company may draw down from time to time in whole or in part, upon its request, an amount of up to $1,500 from each lender, for a maximum total of $3,000, from the period beginning on the effectiveness date of an uplisting of the Company’s shares of common stock to a national securities exchange (the “Uplist Date”), unless otherwise agreed to by the lenders to permit a drawdown prior to the Uplist Date, and ending on the earlier to occur of (i) such date that facility loan amount has been drawn down in full and (ii) upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million. The interest on the Facility Loan Agreements is 12% per annum. As of June 30, 2026, the Company drew down $1,106 from the Facility Loan Agreements.

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

Since its inception, the Company has devoted substantially all its efforts to research and development. The Company has incurred operating losses since its inception and expects to continue to incur operating losses for the near-term. As of June 30, 2026, the Company had an accumulated deficit of approximately $4,245. The extent of the Company’s future operating losses and the timing of becoming profitable are uncertain. Management expects the Company to continue to generate substantial operating losses and to continue to fund its operations primarily through utilization of its current financial resources and through additional raises of capital.

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

J.	On October 7, 2023, Hamas launched a series of attacks on civilian and military targets in Southern Israel and Central Israel, to which the Israel Defense Forces responded. In addition, Iran, Hezbollah and the Houthi movement attacked military and civilian targets in Israel, to which Israel responded, including through increased air and/or ground operations in Lebanon, Syria, Yemen and Iran. Following years of conflict in the region, on October 9, 2025, Israel, Hamas, the United States and other countries in the region agreed to a framework for a ceasefire in Gaza between Israel and Hamas under which Hamas subsequently announced the dissolution of its governing arm in July 2026 to facilitate a transitional authority. On February 28, 2026, the United States and Israel launched joint combat operations in Iran to which Iran and Hezbollah responded with ballistic missile and drone attacks on Israel as well as other countries and U.S. military bases in the region. On April 8, 2026, the United States and Iran agreed to a two-week ceasefire, which was extended following the signing of a memorandum of understanding between the U.S. and Iran on June 17, 2026, establishing a 60-day window to negotiate a permanent cessation of regional hostilities. How long and how severe the current conflicts in Gaza, Northern Israel, Lebanon, Iran or the broader region last and become is unknown at this time and any continued clash among Israel, Hamas, Hezbollah, Iran or other countries or militant groups in the region may escalate in the future into a greater regional conflict. The intensity and duration of the security situation in Israel have been difficult to predict, as are the economic implications on our business and operations and on Israel’s economy in general. Since the outbreak of the military operations that began on February 28, 2026, the Company’s operations have not been adversely affected, and the Company has not experienced material disruptions to its business operations. The situation remains highly volatile, and the risk of broader regional escalation involving additional actors persists. The Company continues to assess the ongoing effects of the state of war on its financial statements and business operations and will update its estimates or judgments as appropriate.

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

Operating results for the three months ended June 30, 2026, are not necessarily indicative of the results that may be expected for the year ending December 31, 2026.

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

Management’s estimate of the fair values of the acquired intangible assets as of the acquisition date is based on established and accepted valuation techniques performed with the assistance of third-party valuation specialists. The Company finalized the purchase price allocation for the acquisition of Revoltz during the second quarter of 2026. The measurement period under ASC 805 has concluded and no material measurement period adjustments were identified or recorded.

Total purchase consideration	$7,185

Net assets acquired
Tangible assets
Cash	$(2)
Other assets	(77)

Liabilities and other	271
Net book value of tangible assets	192
Intangible assets
Technology	7,279
Deferred tax	(1,674)
Total intangible assets	5,605
Goodwill	1,772
Total net assets acquired	$7,185

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 4 – INTANGIBLE ASSETS, NET

On June 30, 2026, intangible assets consisted of the following:

	Unaudited
	Cost	Accumulated amortization	Net	Amortization period (in years)
Technology	7,279	(607)	6,672	12
Total intangible assets	$7,279	$(607)	$6,672

Amortization expense was $304 for the period of six months ended June 30, 2026. Amortization expense was $152 for the period of three months ended June 30, 2026.

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

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 5 – RELATED PARTIES

a.	In support of the Company’s efforts and cash requirements, the Company may rely on advances from related parties until such a time that the Company can support its operations or attain adequate financing through sales of stock or traditional debt financing. There is no formal written commitment for continued support by related parties other than the facility loan agreements.

Payables to related parties:

	June 30,	December 31,
	2026	2025
	Unaudited	Audited
Consulting fees to executive officers	$30	$23
Directors	147	118

	$177	$141

b.	On August 18, 2025, Revoltz signed an employment agreement with its chief executive officer (the “Revoltz CEO”) pursuant to which the Revoltz CEO is engaged by Revoltz on a full-time basis. Previously, the Revoltz CEO was employed by Revoltz under a consultant service agreement. Pursuant to the agreement, following the completion of the uplisting of the Company’s shares of common stock the Nasdaq Stock Market (the “Uplist”), the Revoltz CEO shall be entitled to participate in the Company 2023 Equity Incentive Plan. The Revoltz CEO will be granted an aggregate of 491,547 restricted stock units (“RSUs”) consisting of (i) 196,619 RSUs, which shall vest in fully immediately upon the completion of the Uplist and (ii) 294,928 RSUs shall vest equally on an annual basis, 1/3 at the end of each 12 month period after the Uplist. In connection with the entry in the employment agreement, the Revoltz CEO waived all claims or demands against Revoltz, the Company or any of their officers, directors, or stockholders, in connection with any services previously provided by him to Revoltz up to the effective date of the employment agreement. The Revoltz CEO further irrevocably confirmed that no sums are owed to him in connection with the performance or termination of any such past services, including, without limitation, expense reimbursements, and any debts.

NOTE 6 – COMMON STOCK AND PREFERRED SHARES

a.	The Company’s share capital is as follows:

	June 30, 2026		December 31, 2025
	Unaudited		Audited
	Authorized	Issued and outstanding	Authorized	Issued and outstanding
Common stock	50,000,000	11,246,252	50,000,000	11,246,252
Preferred shares	10,000,000	-	10,000,000	-

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

There were no preferred shares outstanding as of June 30, 2026 and December 31, 2025.

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

During the year ended December 31, 2025, the Company issued a total of 185,211 newly issued shares of common stock in a private placement offering for gross proceeds of $306. The Company also issued 111,688 shares as finders’ fees for past private placement offerings. The Company did not issue any shares of common stock in private placements during the six months ended June 30, 2026.

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

As of June 30, 2026 and December 31, 2025, there are no outstanding stock options in the Company.

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 7 – SEGMENT REPORTING

Segment information is prepared on the same basis that the Chief Executive Officer, who is the Company’s Chief Operating Decision Maker (“CODM”), manages the business, makes business decisions and assesses performance. The Company has two reportable segments:

1.	Specializing in development of an innovative wireless electric vehicles (EV) charging technology, as described in Note 1B.

2.	Research, development and production of micro-mobility vehicles for the urban environment for the business and private markets from the acquisition of Revoltz, as described in Note 1.F and Note 3.

	Six months ended June 30, 2026 Unaudited
	Charging Technology	Revoltz Technology	Total

Research and development costs, net	$(98)	(304)	$(402)
General and administrative costs	(559)	(155)	(714)
Financial income, net	18	-	18
Tax income	-	70	70

Loss	(639)	(389)	(1,028)

	Six months ended June 30, 2025
	Unaudited
	Charging Technology	Total

Research and development costs, net	$(145)	$(145)
General and administrative costs	(337)	(337)
Share in loss of affiliate	(42)	(42)
Other income	1,287	1,287
Financial expenses, net	(67)	(67)
Profit	696	696

CHARGING ROBOTICS INC.

NOTES TO THE INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

U.S. dollars in thousands
(Except share and per share data)

NOTE 7 – SEGMENT REPORTING (Continued)

	Three months ended June 30, 2026 Unaudited
	Charging Technology	Revoltz Technology	Total

Research and development costs, net	$(50)	(152)	$(202)
General and administrative costs	(257)	(76)	(333)
Financial income, net	50	-	50
Tax income	-	35	35

Loss	(257)	(193)	(450)

	Three months ended June 30, 2025
	Unaudited
	Charging Technology	Total

Research and development costs, net	$(73)	$(73)
General and administrative costs	(188)	(188)
Share in loss of affiliate	(38)	(38)
Other income	1,287	1,287
Financial expenses, net	(58)	(58)
Profit	930	930

(*)	The results of Revoltz for the three-and-six months ended June 30, 2025, are not material and therefore are not presented

NOTE 8 – SUBSEQUENT EVENTS

In accordance with ASC 855 “Subsequent Events” the Company evaluated subsequent events through the date the condensed consolidated financial statements were issued. The Company concluded that no other subsequent events have occurred that would require recognition or disclosure in the condensed consolidated financial statements, except as described below:

On July 20, 2026, Charging Robotics Inc. (the “Company”) entered into a share purchase agreement (the “Share Purchase Agreement”) with its wholly-owned subsidiary, Charging Robotics Ltd. (“CR Israel”), which was effected on July 1, 2026. Pursuant to the Share Purchase Agreement, CR Israel sold to the Company 20,982 ordinary shares, par value NIS 0.01 per share, of Revoltz Ltd. (“Revoltz”), representing 18.33% of the fully diluted share capital of Revoltz, for an aggregate purchase price of $315 thousand.

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

Recent Developments

Securities Exchange Agreement

On June 24, 2025, we entered into a securities exchange agreement (the “Revoltz Exchange Agreement”) with Revoltz and three shareholders of Revoltz (the “Revoltz Shareholders”) pursuant to which we issued to the Revoltz Shareholders an aggregate of 12.35% of our issued and outstanding capital stock on a pro rata and post-closing basis, equal to 1,385,002 shares of our common stock in exchange for 32.74% of Revoltz’s issued and outstanding share capital on a fully diluted and post-closing basis, equal to 37,476 Revoltz ordinary shares. The transactions contemplated by the Securities Exchange Agreement closed on June 26, 2025, subject to the satisfaction of customary closing conditions, which resulted in Revoltz becoming a majority-owned subsidiary.

Credit Facility

On June 8, 2025, the Company entered into facility agreements for up to $3.0 million (the “Facility Loan Amount”) credit facility (the “Credit Facility”) with certain lenders (the “Lenders” and the “Facility Loan Agreement”, respectively).

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

As of June 30, 2026, the Company drew down $1,106 thousand from the Facility Loan Agreements.

As part of the Facility Loan Agreement, the Company issued warrants (the “Facility Warrants”) to the Lenders to purchase an aggregate of 200,000 shares of the Company’s common stock, representing an aggregate exercise amount of $3.0 million, with a per share exercise price of $15.00, subject to certain beneficial ownership limitations, anti-dilution protection and price adjustments set forth therein. The Facility Warrants will be exercisable on the Uplist Date and will have a term of 5 years from the Uplist Date.

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

The March 2026 Private Placement and the issuance of the PIPE Shares and PIPE Pre-Funded Warrants is expected to close on the Uplist Date. Aggregate gross proceeds to the company in respect of the March 2026 Private Placement are expected to be approximately $2.0 million, before deducting other offering expenses payable by us.

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

Results of Operations for the six months ended June 30, 2026 and June 30, 2025

Operating Expenses

Our current operating expenses consist of two components — research and development costs, net, and general and administrative costs. We have not generated revenues for the six months ended June 30, 2026, and June 30, 2025, respectively.

Research and development costs, net

Research and development costs, net for the six months ended June 30, 2026, amounted to $402 thousand, compared to $145 thousand for the six months ended June 30, 2025. The increase is mainly due to the increase in amortization of technology in the amount of $304 thousand for the six months ended June 30, 2026, following the Company’s acquisition of Revoltz.

General and administrative costs

General and administrative costs for the six months ended June 30, 2026, amounted to $714 thousand, compared to $337 thousand for the six months ended June 30, 2025. The increase is due to higher consulting, audit and legal expenses in connection with the proposed uplisting of the Company’s shares of common stock to the Nasdaq Capital Market and due to the increase in expenses resulting from the consolidation of Revoltz into the Company’s financial statements following the Company’s acquisition of Revoltz.

Liquidity and Capital Resources

As of June 30, 2026, and December 31, 2025, the Company’s cash balance was $10 thousand and $58 thousand, respectively.

As of June 30, 2026, and December 31, 2025, the Company’s total assets were $8,827 thousand and $9,055 thousand, respectively.

As of June 30, 2026, the Company had total liabilities of $4,829 thousand that consisted of $1,313 thousand in accounts payable and other current liabilities, $1,766 thousand in short term loans, $177 thousand in payables to related parties, $39 thousand in other non-current liabilities and $1,534 thousand in deferred tax liability .

As of December 31, 2025, the Company had total liabilities of $3,911 thousand that consisted of $935 thousand in accounts payable and other current liabilities, $1,195 thousand in short term loans, $141 thousand in payables to related parties, $36 thousand in other non-current liabilities and $1,604 thousand in deferred tax liability.

As of June 30, 2026, the Company had a negative working capital of $2,910 thousand. As of December 31, 2025, the Company had negative working capital of $2,016 thousand.

On June 8, 2025, the Company entered into the Facility Loan Agreements with the Lenders pursuant to which the Company may draw down the Facility Loan Amount from time to time, in whole or in part, upon the Company’s request, from the period beginning on the Uplist Date and ending on the earlier to occur of (i) such date that the Facility Loan Amount has been drawn down in full and (ii) upon such date that the Company closes one or more equity financing transactions in an aggregate amount of at least $3.0 million. As of June 30, 2026, the Company drew down $1,106 thousand from the Facility Loan Agreements. For additional information, see “Overview—Recent Developments—Credit Facility” above.

We expect that we will continue to generate losses and negative cash flows from operations for the foreseeable future. Based on the projected cash flows and cash balances as of June 30, 2026, we believe our existing cash will not be sufficient to fund operations for a period of more than 12 months. As a result, there is substantial doubt about our ability to continue as a going concern. We will need to raise additional capital, which may not be available on reasonable terms or at all. Additional capital would be used to accomplish the following:

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

Working Capital and Cash Flows (in thousands of U.S. Dollars)

Working Capital

	June 30, 2026	December 31, 2025
	(Unaudited)	(Audited)

Current Assets	$346	$255
Current Liabilities	3,256	2,271
Working Capital	$(2,910)	$(2,016)

Cash Flows

	Six months ended June 30,
	2026	2025
	(Unaudited)	(Unaudited)
Cash flows used in operating activities	$(516)	$(366)
Cash flows used in investing activities	-	2
Cash flows from financing activities	468	296
Effect of changes in foreign exchange rates	-	-
Net (decrease) in cash during the period	$(48)	$(68)

Cash Flows from Operating Activities

During the six months ended June 30, 2026, we had negative cash flow from operations of $516 thousand compared to a negative cash flow of $366 thousand for the six months ended June 30, 2025. The increase resulted mainly from an increase in net loss, amortization of technology and changes in non-cash working capital.

Cash Flows from Investing Activities

During the six months ended June 30, 2026, we had nil cash flow from investing activities, compared to a positive cash flow of $2 thousand from investing activities for the six months ended June 30, 2025. The positive cash flow from investing activities for the six months ended June 30, 2025 was due to the consolidated cash balance of Revoltz.

Cash Flows from Financing Activities

During the six months ended June 30, 2026, we had a positive cash flow from financing activities of $468 thousand, compared to $296 thousand for the six months ended June 30, 2025. The cash flow from financing activities in the six months ended June 30, 2026, resulted from receipt of short-term loans in the amount of $468 thousand. The cash flow from financing activities in the six months ended June 30, 2025, resulted mainly from the issuance of shares of common stock in a private placement offering for a total of $306 thousand.

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

Other Contractual Obligations

As of June 30, 2026, we did not have any material contractual obligations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, means controls and other procedures that are designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and (ii) accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, and due to the material weaknesses and related control deficiencies described below, management, including our chief executive officer and chief financial officer, concluded that our disclosure controls and procedures were ineffective as of June 30, 2026.

For the years ended December 31, 2025 and 2024, management has identified control deficiencies regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. These control deficiencies constitute material weaknesses in our internal control over financial reporting. We continue to enhance our internal control environment as part of our remediation efforts. In September 2025, we appointed a new Chief Financial Officer and hired additional full-time accounting and financial staff with appropriate public company experience and technical accounting knowledge, and in May 2026, we appointed a new Chief Executive Officer. We have begun building and documenting internal control policies and procedures and designing processes and controls related to the timely closing of our financial books, including assignment of clear responsibilities, appropriate segregation of duties, deadlines and review processes. We also have engaged, and may continue to engage, internal control consultants and other external advisors to assist with our financial reporting risk assessment, the design of controls necessary to mitigate identified risks, documentation of control policies and procedures, and technical accounting support for more complex applications of GAAP.

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

These control deficiencies could result in a misstatement of account balances that would result in a reasonable possibility that a material misstatement to our consolidated financial statements may not be prevented or detected on a timely basis. In light of this material weakness, we performed additional analyses and procedures in order to conclude that our consolidated financial statements for the three and six months ended June 30, 2026, included in this Quarterly Report on Form 10-Q were fairly stated in accordance with GAAP. Accordingly, management believes that despite our material weaknesses, our consolidated financial statements for the three and six months ended June 30, 2026, are fairly stated, in all material respects, in accordance with GAAP.

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

In connection with this assessment, the Company reports the material weakness, as described below, in internal control over financial reporting as of June 30, 2026. Management has identified material weaknesses regarding inadequate accounting resources, the lack of segregation of duties and the need for a stronger internal control environment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement for the annual or interim financial statements will not be prevented or detected on a timely basis.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the six months period ended June 30, 2026, that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

During the six months period ended June 30, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement” (in each case, as defined in Item 408 of Regulation S-K).

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

CHARGING ROBOTICS INC.

Date: August 13, 2026	By:	/s/ Meni Nachmias
		Name:	Meni Nachmias
		Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Tali Dinar
		Name:	Tali Dinar
		Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)